Form 10-Q
period 1995-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 1995-05-12
CIK 780200, 791067, 799178, 806613, 811031

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1995

Commission File Number:
I-B: 0-14657   I-C: 0-14658    I-D:  1-15831    I-E: 0-15832   I-F: 0-15833

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                 ----------------------------------------------

                                             I-B 73-1231998
                                             I-C 73-1252536
                                             I-D 73-1265223
                                             I-E 73-1270116
              Oklahoma                       I-F 73-1292669
    ----------------------------           ------------------
    (State or other jurisdiction          (I.R.S. Employer
 of incorporation or organization)        Identification No.)

                 Two West Second Street, Tulsa, Oklahoma    74103
                --------------------------------------------------
                (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (918) 583-1791


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.


                             Yes   X      No
                                  ----       ----

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                            COMBINED BALANCE SHEETS
                                  (Unaudited)
                                                ASSETS

                                                     March 31,    December 31,
                                                       1995           1994
                                                   -----------   ------------
CURRENT ASSETS:
  Cash and cash equivalents   . . . . . . . . .     $   25,554     $   56,549
  Accounts receivable:
    Oil and gas sales, including $14,310 and
      $4,750 due from related parties (Note 2)          57,114         46,468
                                                    ----------     ----------
        Total current assets  . . . . . . . . .     $   82,668     $  103,017

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . . . . . .        807,157        903,058

DEFERRED CHARGE . . . . . . . . . . . . . . . .        120,243        120,243
                                                    ----------     ----------
                                                    $1,010,068     $1,126,318
                                                    ==========     ==========
                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . .     $   13,207     $   19,982
  Gas imbalance payable . . . . . . . . . . . .         17,999         17,999
                                                    ----------     ----------
      Total current liabilities . . . . . . . .     $   31,206     $   37,981

ACCRUED LIABILITY . . . . . . . . . . . . . . .     $   37,647     $   37,647

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner  . . . .    ($   97,555)   ($   95,948)
  Limited Partners, issued and outstanding,
    11,958 units  . . . . . . . . . . . . . . .      1,038,770      1,146,638
                                                    ----------     ----------
      Total Partners' capital . . . . . . . . .     $  941,215     $1,050,690
                                                    ----------     ----------
                                                    $1,010,068     $1,126,318
                                                    ==========     ==========

                The accompanying notes are an integral part of
                     these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                       COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)

                                                       1995           1994
                                                    -----------     ----------
REVENUES:
  Oil and gas sales, including $16,773 and
    $22,166 of sales to related parties (Note 2)      $103,375       $117,599
  Interest and other income . . . . . . . . . .            255            192
  Gain on sale of oil and gas properties  . . .          2,519            -
                                                      --------       --------
                                                      $106,149       $117,791

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . . . . . .       $ 41,973       $ 44,911
  Production tax  . . . . . . . . . . . . . . .          7,724          7,998
  Depreciation, depletion, and amortization
    of oil and gas properties . . . . . . . . .         96,923        133,493
  General and administrative  . . . . . . . . .         13,204         20,647
                                                      --------       --------
                                                      $159,824       $207,049
                                                      --------       --------

NET LOSS  . . . . . . . . . . . . . . . . . . .      ($ 53,675)     ($ 89,258)
                                                      ========       ========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . . . . . .       $  1,193       $    877
                                                      ========       ========
LIMITED PARTNERS - NET LOSS . . . . . . . . . .      ($ 54,868)     ($ 90,135)
                                                      ========       ========
NET LOSS per unit . . . . . . . . . . . . . . .      ($   4.59)     ($   7.54)
                                                      ========       ========
UNITS OUTSTANDING . . . . . . . . . . . . . . .         11,958         11,958
                                                      ========       ========

                The accompanying notes are an integral part of
                     these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)

                                                        1995           1994
                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . . . . . .       ($53,675)      ($89,258)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation, depletion, and amortization
      of oil and gas properties . . . . . . . .         96,923        133,493
    Gain on sale of oil and gas properties  . .       (  2,519)           -
    Increase in accounts receivable . . . . . .       ( 10,646)      (  2,598)
    Increase (Decrease) in accounts payable . .       (  6,775)         6,234
                                                       -------        -------
  Net cash provided by operating activities . .        $23,308        $47,871

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . . . . .       ($ 1,022)       $   -
  Proceeds from sale of oil and gas properties           2,519            -
                                                       -------        -------
  Net cash provided by investing activities . .        $ 1,497        $   -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . . . . . .       ($55,800)      ($52,000)
                                                       -------        -------
  Net cash used by financing activities . . . .       ($55,800)      ($52,000)
                                                       -------        -------

NET DECEASE IN CASH AND CASH EQUIVALENTS  . . .       ($30,995)      ($ 4,129)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        56,549         54,810
                                                       -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . .        $25,554        $50,681
                                                       =======        =======

                The accompanying notes are an integral part of
                     these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                            COMBINED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS
                                                     March 31,    December 31,
                                                       1995           1994
                                                    ----------    ------------
CURRENT ASSETS:
  Cash and cash equivalents   . . . . . . . . .     $  122,898     $  116,512
  Accounts receivable:
   Oil and gas sales, including $1,279 and
      $2,078 due from related parties (Note 2)         128,749        142,877
                                                    ----------     ----------
      Total current assets  . . . . . . . . . .     $  251,647     $  259,389

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . . . . . .        725,175        783,132

DEFERRED CHARGE . . . . . . . . . . . . . . . .         53,687         53,687
                                                    ----------     ----------
                                                    $1,030,509     $1,096,208
                                                    ==========     ==========
                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES:
 Accounts payable  . . . . . . . . . . . . . .     $   17,089     $   21,359
 Gas imbalance payable . . . . . . . . . . . .          2,369          2,369
                                                   ----------     ----------
     Total current liabilities . . . . . . . .     $   19,458     $   23,728

ACCRUED LIABILITY . . . . . . . . . . . . . . .    $   18,912     $   18,912

PARTNERS' CAPITAL (DEFICIT):
 General Partner and Managing Partner  . . . .    ($   64,527)   ($   63,764)
 Limited Partners, issued and outstanding,
   8,885 units . . . . . . . . . . . . . . . .      1,056,666      1,117,332
                                                   ----------     ----------
     Total Partners' capital . . . . . . . . .     $  992,139     $1,053,568
                                                   ----------     ----------
                                                   $1,030,509     $1,096,208
                                                   ==========     ==========

                The accompanying notes are an integral part of
                      these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                       COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)

                                                        1995           1994
                                                      ---------     ----------
REVENUES:
  Oil and gas sales, including $2,412 and
    $6,675 of sales to related parties (Note 2)       $211,478       $290,908
  Interest and other income . . . . . . . . . .            952            406
                                                      --------       --------
                                                      $212,430       $291,314

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . . . . . .       $ 57,823       $ 78,324
  Production tax  . . . . . . . . . . . . . . .         16,796         19,923
  Depreciation, depletion, and amortization
    of oil and gas properties . . . . . . . . .         57,957        103,449
  General and administrative  . . . . . . . . .         25,483         31,233
                                                      --------       --------
                                                      $158,059       $232,929
                                                      --------       --------

NET INCOME  . . . . . . . . . . . . . . . . . .       $ 54,371       $ 58,385
                                                      ========       ========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . . . . . .       $  5,037       $  7,057
                                                      ========       ========
LIMITED PARTNERS - NET INCOME . . . . . . . . .       $ 49,334       $ 51,328
                                                      ========       ========
NET INCOME per unit . . . . . . . . . . . . . .       $   5.55       $   5.78
                                                      ========       ========
UNITS OUTSTANDING . . . . . . . . . . . . . . .          8,885          8,885
                                                      ========       ========


                The accompanying notes are an integral part of
                     these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)

                                                        1995           1994
                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . .       $ 54,371       $ 58,385
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, and amortization
      of oil and gas properties . . . . . . . .         57,957        103,449
    (Increase) Decrease in accounts receivable          14,128      (  11,584)
    Increase (Decrease) in accounts payable . .      (   4,270)         9,231
                                                      --------       --------
    Net cash provided by operating activities .       $122,186       $159,481

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net cash provided by investing activities . .       $    -         $    -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . . . . . .      ($115,800)     ($ 84,000)
                                                      --------       --------
  Net cash used by financing activities . . . .      ($115,800)     ($ 84,000)
                                                      --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . .       $  6,386       $ 75,481

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       116,512         87,702
                                                      --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . .       $122,898       $163,183
                                                      ========       ========



                The accompanying notes are an integral part of
                    these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                            COMBINED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                                    March 31,     December 31,
                                                      1995            1994
                                                  -----------    ------------
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . .     $  256,124     $  247,485
  Accounts receivable:
   Oil and gas sales, including $58,212 and
      $45,181 due from related parties (Note 2)        173,184        213,580
                                                    ----------     ----------
        Total current assets  . . . . . . . . .     $  492,308     $  461,065

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method   . . . . . . . . .      1,204,286      1,274,781

DEFERRED CHARGE . . . . . . . . . . . . . . . .         97,856         97,856
                                                    ----------     ----------
                                                    $1,731,450     $1,833,702
                                                    ==========     ==========
                       LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . .     $   10,380     $   36,349
  Gas imbalance payable . . . . . . . . . . . .         77,340         77,340
                                                    ----------     ----------
      Total current liabilities . . . . . . . .     $   87,720     $  113,689

ACCRUED LIABILITY . . . . . . . . . . . . . . .     $   41,208     $   41,208

PARTNERS' CAPITAL:
  General Partner and Managing Partner  . . . .     $    8,265     $    9,506
  Limited Partners, issued and outstanding,
    7,195 units . . . . . . . . . . . . . . . .      1,594,257      1,669,299
                                                    ----------     ----------
      Total Partners' capital . . . . . . . . .     $1,602,522     $1,678,805
                                                    ----------     ----------
                                                    $1,731,450     $1,833,702
                                                    ==========     ==========

                The accompanying notes are an integral part of
                     these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                       COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)

                                                       1995           1994
                                                     ---------      ---------
REVENUES:
  Oil and gas sales, including $88,757 and
    $131,492 of sales to related parties
   (Note 2)  . . . . . . . . . . . . . . . . .       $302,642       $456,779
 Interest income . . . . . . . . . . . . . . .          2,006          1,772
 Gain on sale of oil and gas properties  . . .          1,609            -
                                                     --------       --------
                                                     $306,257       $458,551

COSTS AND EXPENSES:
 Lease operating . . . . . . . . . . . . . . .       $ 37,673       $ 68,077
 Production tax  . . . . . . . . . . . . . . .         23,113         29,320
 Depreciation, depletion, and amortization
   of oil and gas properties . . . . . . . . .         70,365        152,922
 General and administrative  . . . . . . . . .         22,389         27,096
                                                     --------       --------
                                                     $153,540       $277,415
                                                     --------       --------

NET INCOME  . . . . . . . . . . . . . . . . . .      $152,717       $181,136
                                                     ========       ========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . . . . . .      $ 32,759       $ 48,579
                                                     ========       ========
LIMITED PARTNERS - NET INCOME . . . . . . . . .      $119,958       $132,557
                                                     ========       ========
NET INCOME per unit . . . . . . . . . . . . . .      $  16.67       $  18.42
                                                     ========       ========
UNITS OUTSTANDING . . . . . . . . . . . . . . .         7,195          7,195
                                                     ========       ========

                The accompanying notes are an integral part of
                     these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)

                                                       1995           1994
                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . .       $152,717       $181,136
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, and amortization
      of oil and gas properties . . . . . . . .         70,365        152,922
    Gain on sale of oil and gas properties  . .      (   1,609)           -
    (Increase) Decrease in accounts receivable          40,396      (     303)
    Decrease in accounts payable  . . . . . . .      (  25,969)     (  19,057)
                                                      --------       --------
    Net cash provided by operating activities .       $235,900       $314,698

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . . . . .       $    -        ($ 13,526)
  Proceeds from sale of oil and gas properties           1,739            -
                                                       --------       --------
  Net cash provided (used) by investing
    activities  . . . . . . . . . . . . . . . .       $  1,739      ($ 13,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . . . . . .      ($229,000)     ($189,000)
                                                      --------       --------
  Net cash used by financing activities . . . .      ($229,000)     ($189,000)
                                                      --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . .       $  8,639       $112,172

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       247,485        381,379
                                                      --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . .       $256,124       $493,551
                                                      ========       ========

                The accompanying notes are an integral part of
                     these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                            COMBINED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                                     March 31,    December 31,
                                                       1995           1994
                                                   -----------   -------------
CURRENT ASSETS:
  Cash and cash equivalents   . . . . . . . . .    $   838,327    $   679,615
  Accounts receivable:
    Oil and gas sales, including $347,129 and
      $307,819 due from related parties (Note 2)       697,412        862,080
                                                   -----------    -----------
      Total current assets  . . . . . . . . . .    $ 1,535,739    $ 1,541,695

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . . . . . .      8,090,996      8,550,992

DEFERRED CHARGE . . . . . . . . . . . . . . . .        944,469        944,469
                                                   -----------    -----------
                                                   $10,571,204    $11,037,156
                                                   ===========    ===========
                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . .    $    80,664    $   220,670
  Gas imbalance payable . . . . . . . . . . . .        235,677        235,677
                                                   -----------    -----------
      Total current liabilities . . . . . . . .    $   316,341    $   456,347

ACCRUED LIABILITY . . . . . . . . . . . . . . .    $   379,615    $   379,615

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner  . . . .   ($   106,532)  ($   115,710)
  Limited Partners, issued and outstanding
    41,839 units  . . . . . . . . . . . . . . .      9,981,780     10,316,904
                                                   -----------    -----------
      Total Partners' capital . . . . . . . . .    $ 9,875,248    $10,201,194
                                                   -----------    -----------
                                                   $10,571,204    $11,037,156
                                                   ===========    ===========

                The accompanying notes are an integral part of
                     these combined financial statements.

               GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                       COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (Unaudited)

                                                      1995           1994
                                                    ----------     ----------
REVENUES:
 Oil and gas sales, including $528,519 and
   $731,536 of sales to related parties
   (Note 2)  . . . . . . . . . . . . . . . . .     $1,205,757     $1,600,801
 Interest and other income . . . . . . . . . .          6,261          4,973
 Gain on sale of oil and gas properties  . . .         11,021          1,030
                                                   ----------     ----------
                                                   $1,223,039     $1,606,804

COSTS AND EXPENSES:
 Lease operating . . . . . . . . . . . . . . .     $  344,007     $  533,582
 Production tax  . . . . . . . . . . . . . . .         81,724        106,112
 Depreciation, depletion, and amortization
   of oil and gas properties . . . . . . . . .        466,359        667,104
 General and administrative  . . . . . . . . .        128,895        151,446
                                                   ----------     ----------
                                                   $1,020,985     $1,458,244
                                                   ----------     ----------

NET INCOME  . . . . . . . . . . . . . . . . . .    $  202,054     $  148,560
                                                   ==========     ==========
GENERAL PARTNER AND MANAGING
 PARTNER - NET INCOME  . . . . . . . . . . . .     $   62,178     $   74,895
                                                   ==========     ==========
IMITED PARTNERS - NET INCOME . . . . . . . . .     $  139,876     $   73,665
                                                   ==========     ==========
NET INCOME per unit . . . . . . . . . . . . . .    $     3.34     $     1.76
                                                   ==========     ==========
UNITS OUTSTANDING . . . . . . . . . . . . . . .        41,839         41,839
                                                   ==========     ==========

                The accompanying notes are an integral part of
                     these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)

                                                       1995           1994
                                                     ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . .       $202,054     $  148,560
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, and amortization
      of oil and gas properties . . . . . . . .        466,359        667,104
    Gain on sale of oil and gas properties  . .      (  11,021)   (     1,030)
    Decrease in accounts receivable . . . . . .        164,668         73,685
    Decrease in accounts payable  . . . . . . .      ( 140,006)   (    54,431)
                                                      --------     ----------
    Net cash provided by operating activities .       $682,054     $  833,888

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . . . . .      ($  6,363)   ($   59,990)
  Proceeds from sale of oil and gas properties          11,021          1,030
                                                      --------     ----------
  Net cash provided (used) by investing
    activities  . . . . . . . . . . . . . . . .       $  4,658    ($   58,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . . . . . .      ($528,000)   ($  948,000)
                                                      --------     ----------
  Net cash used by financing activities . . . .      ($528,000)   ($  948,000)
                                                      --------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . . . . . .       $158,712    ($  173,072)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       679,615      1,198,482
                                                      --------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . .       $838,327     $1,025,410
                                                      ========     ==========

                The accompanying notes are an integral part of
                     these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                            COMBINED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                                    March 31,     December 31,
                                                     1995            1994
                                                  -----------   ------------
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . .     $  286,975     $  305,618
  Accounts receivable:
    Oil and gas sales, including $76,828 and
      $75,780 due from related parties (Note 2)        270,658        343,004
                                                    ----------     ----------
        Total current assets  . . . . . . . . .     $  557,633     $  648,622

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . . . . . .      2,584,967      2,742,460

DEFERRED CHARGE . . . . . . . . . . . . . . . .        487,625        487,625
                                                    ----------     ----------
                                                    $3,630,225     $3,878,707
                                                    ==========     ==========
                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . .     $   41,145     $   78,569
  Gas imbalance payable . . . . . . . . . . . .         88,480         88,480
                                                    ----------     ----------
      Total current liabilities . . . . . . . .     $  129,625     $  167,049

ACCRUED LIABILITY . . . . . . . . . . . . . . .     $   63,878     $   63,878

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner  . . . .    ($   39,951)   ($   33,134)
  Limited Partners, issued and outstanding,
    14,321 units  . . . . . . . . . . . . . . .      3,476,673      3,680,914
                                                    ----------     ----------
      Total Partners' capital . . . . . . . . .     $3,436,722     $3,647,780
                                                    ----------     ----------
                                                    $3,630,225     $3,878,707
                                                    ==========     ==========

                The accompanying notes are an integral part of
                      these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
              GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                 (Unaudited)

                                                      1995           1994
                                                     ---------      ---------
REVENUES:
  Oil and gas sales, including $122,188 and
    $166,187 of sales to related parties (Note 2)     $448,763       $579,208
  Interest and other income . . . . . . . . . .          2,602          1,933
  Gain on sale of oil and gas properties  . . .          6,086            721
                                                      --------       --------
                                                      $457,451       $581,862

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . . . . . .       $166,275       $210,967
  Production tax  . . . . . . . . . . . . . . .         28,883         36,851
  Depreciation, depletion, and amortization
    of oil and gas properties . . . . . . . . .        162,094        246,384
  General and administrative  . . . . . . . . .         44,257         52,712
                                                      --------       --------
                                                      $401,509       $546,914
                                                      --------       --------

NET INCOME  . . . . . . . . . . . . . . . . . .       $ 55,942       $ 34,948
                                                      ========       ========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . . . . . .       $ 20,183       $ 25,669
                                                      ========       ========
LIMITED PARTNERS - NET INCOME . . . . . . . . .       $ 35,759       $  9,279
                                                      ========       ========
NET INCOME per unit . . . . . . . . . . . . . .       $   2.50       $    .65
                                                      ========       ========
UNITS OUTSTANDING . . . . . . . . . . . . . . .         14,321         14,321
                                                      ========       ========


                The accompanying notes are an integral part of
                     these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                       COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (Unaudited)

                                                       1995           1994
                                                    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . .       $ 55,942       $ 34,948
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, and amortization
      of oil and gas properties . . . . . . . .        162,094        246,384
    Gain on sale of oil and gas properties  . .      (   6,086)     (     721)
    Decrease in accounts receivable . . . . . .         72,346         17,264
    Decrease in accounts payable  . . . . . . .      (  37,424)     (  31,406)
                                                      --------       --------
    Net cash provided by operating activities .       $246,872       $266,469

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . . . . .      ($  4,601)     ($ 13,924)
  Proceeds from sale of oil and gas properties           6,086            721
                                                      --------       --------
  Net cash provided (used) by investing
    activities  . . . . . . . . . . . . . . . .       $  1,485      ($ 13,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . . . . . .      ($267,000)     ($245,000)
                                                      --------       --------
  Net cash used by financing activities . . . .      ($267,000)     ($245,000)
                                                      --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . . . . . .      ($ 18,643)      $  8,266

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       305,618        447,983
                                                      --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . .       $286,975       $456,249
                                                      ========       ========



                The accompanying notes are an integral part of
                     these combined financial statements.

                 GEODYNE ENERGY INCOME I LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (Unaudited)

1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 1995, combined statements of operations for the three months ended March 31, 1995 and 1994 and combined statements of cash flows for the three months ended March 31, 1995 and 1994 have been prepared by Geodyne Properties, Inc., ("Geodyne"), the General Partner of the Geodyne Energy Income I Limited Partnerships (collectively, the "Partnerships"), and are unaudited. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 1995, the combined results of operations for the three months ended March 31, 1995 and 1994 and the combined cash flows for the three months ended March 31, 1995 and 1994.

    Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1994. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

    The Limited Partners' net income or loss per unit is based upon each $1,000 initial capital contribution.

    OIL AND GAS PROPERTIES
    ----------------------

    The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions. The acquisition costs to the Partnerships of properties acquired by the General Partner are adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner prior to their transfer to the Partnerships.
Leasehold impairment is  recognized  based  upon   an  individual  property
assessment and exploratory experience. Upon discovery of commercial reserves, leasehold costs are transferred to producing properties.

     Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs and depreciation of tangible lease and well equipment are computed on the unit-of-production method.

    When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the difference between asset cost and salvage value is charged to accumulated depreciation.

    If net oil and gas properties recorded by the Partnerships exceed the estimated undiscounted future net revenues of the properties, a valuation allowance will be recorded for the excess amount.

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

    The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 1995 the following payments were made to the General Partner or its affiliates by the Partnerships:

                               Direct General       Administrative
           Partnership       and Administrative        Overhead
           -----------       ------------------     --------------
              I-B                  $ 1,891              $ 11,313
              I-C                    1,978                23,505
              I-D                    2,404                19,985
              I-E                   12,674               116,221
              I-F                    4,477                39,780

    An affiliated company is the operator of certain of the Partnerships' properties and its policy is to bill the Partnerships for all customary charges and cost reimbursements associated with its activities, together with any compressor rental, consulting, or other services provided.

    The Partnerships sell gas to Premier Gas Company ("Premier"), an affiliate of the General Partner. The following is a summary of these sales, the amount of compensation Premier received from these sales during the three months ended March 31, 1995 and the amount of the Partnerships' accrued oil and gas sales due from Premier as of March 31, 1995 and December 31, 1994:

               3 Months Ended              As of               As of
               March 31, 1995          March 31, 1995    December 31, 1994
              ----------------        ----------------   ------------------
                                      Accrued Oil and     Accrued Oil and
           Gas Sales   Compensation       Gas Sales           Gas Sales
           ---------   ------------   ---------------     ---------------

   I-B     $ 16,773      $   605          $ 14,310            $  4,750
   I-C        2,412           80             1,279               2,078
   I-D       88,757        3,199            58,212              45,181
   I-E      528,519       19,119           347,129             307,819
   I-F      122,188        4,256            76,828              75,780

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GENERAL
      -------

      The Partnerships were formed for the purpose of investing in the related Production Partnerships. The Production Partnerships are engaged in the business of acquiring and operating producing oil and gas properties located in the continental United States. In general, a Production Partnership acquired producing properties and did not engage in development drilling or enhanced recovery projects, except as an incidental part of the management of the producing properties acquired. Therefore, the economic life of each Partnership, and its related Production Partnership, is limited to the period of time required to fully produce its acquired oil and gas reserves. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnerships' Partnership Agreements.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:

                                                   Limited
                             Date of           Partner Capital
        Partnership         Activation           Contributions
        -----------     ------------------     -----------------

            I-B         July 12, 1985             $11,957,700
            I-C         December 20, 1985           8,884,900
            I-D         March 4, 1986               7,194,700
            I-E         September 10, 1986         41,839,400
            I-F         December 16, 1986          14,320,900

    In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

    Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. Over the last several years, the domestic energy industry and the Partnerships have contended with volatile, but generally low, oil and gas prices. Over the last few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 1995 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     RESULTS OF OPERATIONS
     ---------------------

     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables within "Results of Operations". Generally, the Production Partnerships' operations during the three months ended March 31, 1995 reflect a decrease in total revenues compared to the same period in 1994. Management believes this decrease generally resulted from a number of factors including, but not limited to a decrease in production from certain significant wells and decreases in the natural gas sales price. Refer to "Liquidity and Capital Resources" above for a discussion of factors impacting prices and production volumes.

     I-B PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

                                       Three Months ended March 31,
                                       ----------------------------

                                               1995        1994
                                               ----        ----
           Oil and gas sales                 $103,375    $117,599
           Direct operating expenses         $ 49,697    $ 52,909
           Barrels produced                     1,730       1,335
           Mcf produced                        44,271      48,836
           Average price/Bbl                 $  16.40    $  12.94
           Average price/Mcf                 $   1.69    $   2.05

    Total oil and gas sales decreased 12.1% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As shown in the above table, this decrease was primarily due to a decrease in the volume and average price of natural gas sold, partially offset by an increase in the volume and average price of oil sold. Volumes of oil sold increased 395 barrels and volumes of natural gas decreased 4,565 Mcf for the three months ended March 31, 1995 as compared to the similar period in 1994. The increase in the volumes of oil sold was primarily due to a redrill on one of the I-B Partnership's more significant wells. Natural gas prices decreased to an average of $1.69 per Mcf for the three months ended March 31, 1995 from an average of $2.05 per Mcf for the three months ended March 31, 1994. Oil prices increased to an average of $16.40 per barrel for the three months ended March 31, 1995 from an average of $12.94 per barrel for the three months ended March 31, 1994.

    Direct operating expenses (lease operating expenses and production taxes) decreased $3,212 for the three months ended March 31, 1995 as compared to the similar period in 1994. This decrease was primarily due to a decrease in equivalent units of production sold. As a percentage of total revenues, these expenses remained relatively constant for the three months ended March 31, 1995 compared to the three months ended March 31, 1994.

    Depreciation, depletion, and amortization of oil and gas properties decreased $36,570 for the three months ended March 31, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in equivalent units of production mentioned above and several properties in which the I-B Partnership owned an interest having been significantly depleted, leaving a smaller basis to deplete in the three months ended March 31, 1995. As a percentage of total revenues, this expense decreased to 91.3% for the three months ended March 31, 1995 from 113.3% for the three months ended March 31, 1994. This decrease was primarily due to the dollar decrease mentioned above.

     General and administrative expenses decreased $7,443 for the three months ended March 31, 1995 as compared to the similar period in 1994. As a percentage of total revenues, this expense decreased to 12.4% for the three months ended March 31, 1995 from 17.5% for the three months ended March 31, 1994. This decrease expressed in dollars and as a percentage of total revenues was primarily due to the decrease in the audit and reserve study fees.

     The Limited Partners have received  cash distributions through March 31,
1995   totalling   $6,272,527  or   52.46%   of   Limited  Partners'   capital
contributions.

     I-C PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

                                         Three Months ended March 31,
                                         ----------------------------

                                               1995        1994
                                               ----        ----
          Oil and gas sales                 $211,478    $290,908
          Direct operating expenses         $ 74,619    $ 98,247
          Barrels produced                     7,114       8,769
          Mcf produced                        56,668      73,288
          Average price/Bbl                 $  16.72    $  13.39
          Average price/Mcf                 $   1.63    $   2.37

     Total oil and gas sales decreased 27.3% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As shown in the above table, this decrease was primarily due to a decrease in volumes of oil and natural gas sold and average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 1,655 barrels and 16,620 Mcf, respectively, for the three months ended March 31, 1995 as compared to the similar period in 1994.

The decrease in the volumes of natural gas sold resulted primarily from a normal decline in production from existing properties. Natural gas prices decreased to an average of $1.63 per Mcf for the three months ended March 31, 1995 from an average of $2.37 per Mcf for the three months ended March 31, 1994. Oil prices increased to an average of $16.72 per barrel for the three months ended March 31, 1995 from an average of $13.39 per barrel for the three months ended March 31, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $23,628 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to the decrease in volumes of oil and natural gas sold. As a percentage of total revenues, these expenses held relatively constant for the three months ended March 31, 1995 compared to the three months ended March 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $45,492 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to the volume decreases mentioned above and upward revisions of a previous reserve estimate. As a percentage of total revenues, this expense decreased to 27.3% for the three months ended March 31, 1995 from 35.5% for the similar period in 1994. This percentage decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

     General and administrative expenses decreased $5,750 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to a decrease in audit and reserve study fees. As a percentage of total revenues, this expense remained relatively constant for the three months ended March 31, 1995 compared to the three months ended March 31, 1994.

     The Limited  Partners have received cash distributions through March 31,
1995   totalling   $6,350,300  or   71.47%   of   Limited  Partners'   capital
contributions.

     I-D PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

                                     Three Months ended March 31,
                                     ----------------------------

                                                1995         1994
                                                ----        ----
            Oil and gas sales                 $302,642    $456,779
            Direct operating expenses         $ 60,786    $ 97,397
            Barrels produced                     5,140       6,550
            Mcf produced                       147,300     175,076
            Average price/Bbl                 $  16.61    $  13.57
            Average price/Mcf                 $   1.47    $   2.10

     Total oil and gas sales decreased 33.7% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As shown in the above table, this decrease was primarily due to a decrease in volumes of oil and natural gas sold and average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 1,410 barrels and 27,776 Mcf, respectively, for the three months ended March 31, 1995 as compared to the similar period in 1994. The decrease in the volumes of natural gas sold resulted primarily from a normal decline in production from existing properties. Natural gas prices decreased to an average of $1.47 per Mcf for the three months ended March 31, 1995 from an average of $2.10 per Mcf for the three months ended March 31, 1994. Oil prices increased to an average of $16.61 per barrel for the three months ended March 31, 1995 from an average of $13.57 per barrel for the three months ended March 31, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $36,611 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to the decrease in volumes of oil and natural gas sold and decreases in workover expenses during the three months ended March 31, 1995 compared to the three months ended March 31, 1994. As a percentage of total revenues, these expenses held relatively constant for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $82,557 for the three months ended March 31, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of a previous reserve estimate. As a percentage of total revenues, this expense decreased to 23.0% for the three months ended March 31, 1995 from 33.3% for the three
months ended March 31, 1994.   This percentage decrease was primarily due to
the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

    General and administrative expenses decreased $4,707 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to a decrease in audit and reserve study fees. As a percentage of total revenues, this expense remained relatively constant for the three months ended March 31, 1995 compared to the three months ended March 31, 1994.

     The Limited Partners have received  cash distributions through March 31,
1995   totalling  $10,254,175   or  142.52%   of  Limited   Partners'  capital
contributions.

     I-E PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

                                       Three Months ended March 31,
                                       ----------------------------

                                                1995        1994
                                                ----        ----

            Oil and gas sales               $1,205,757  $1,600,801
            Direct operating expenses       $  425,731  $  639,694
            Barrels produced                    22,972      25,543
            Mcf produced                       618,424     666,952
            Average price/Bbl               $    16.42  $    13.06
            Average price/Mcf               $     1.34  $     1.90

     Total oil and gas sales decreased 24.7% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As shown in the above table, this decrease was primarily due to a decrease in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 2,571 barrels and 48,528 Mcf, respectively, for the three months ended March 31, 1995 as compared to the similar period in 1994. Natural gas prices decreased to an average of $1.34 per Mcf for the three months ended March 31, 1995 from an average of $1.90 per Mcf for the three months ended March 31, 1994. Oil prices increased to an average of $16.42 per barrel for the three months ended March 31, 1995 from an average of $13.06 per barrel for the three months ended March 31, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $213,963 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to the decrease in volumes of oil and natural gas sold and decreases in workover expenses during the three months ended March 31, 1995 compared to the three months ended March
31, 1994.   As a percentage of total revenues, these expenses decreased to
34.8% for the three months ended March 31, 1995 from 39.8% for the three months ended March 31, 1994. This percentage decrease was primarily due to the workovers mentioned above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $200,745 for the three months ended March 31, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of a previous reserve estimate. As a percentage of total revenues, this expense decreased to 38.1% for the three months ended March 31, 1995 from 41.5% for the three months ended March 31, 1994. This percentage decrease was primarily due to the upward revisions mentioned above.

     General and administrative expenses decreased $22,551 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to a decrease in audit and reserve study fees. As a percentage of total revenues, this expense remained relatively constant for the three months ended March 31, 1995 compared to the three months ended March 31, 1994.

     The Limited Partners have received cash  distributions through March 31,
1995   totalling   $41,758,552  or   99.8%   of   Limited  Partners'   capital
contributions.

     I-F PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

                                      Three Months ended March 31,
                                      ----------------------------

                                               1995        1994
                                               ----        ----
          Oil and gas sales                 $448,763    $579,208
          Direct operating expenses         $195,158    $247,818
          Barrels produced                    11,539      13,270
          Mcf produced                       185,363     209,111
          Average price/Bbl                 $  16.41    $  13.25
          Average price/Mcf                 $   1.40    $   1.93

     Total oil and gas sales decreased 22.5% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As shown in the above table, this decrease was primarily due to a decrease in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 1,731 barrels and 23,748 Mcf, respectively, for the three months ended March 31, 1995 as compared to the similar period in 1994. Natural gas prices decreased to an average of $1.40 per Mcf for the three months ended March 31, 1995 from an average of $1.93 per Mcf for the three months ended March 31, 1994. Oil prices increased to an average of $16.41 per barrel for the three months ended March 31, 1995 from an average of $13.25 per barrel for the three months ended March 31, 1994.

      Direct operating expenses (lease operating expenses and production taxes) decreased $52,660 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to the decrease in the volumes of oil and natural gas sold and decreases in workover expenses during the three months ended March 31, 1995. As a percentage of total revenues, these expenses remained relatively constant for the three months ended March 31, 1995 compared to the three months ended March 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $84,290 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to the decreased volumes of oil and natural gas sold and upward revisions of a previous reserve estimate. As a percentage of total revenues, this expense decreased to 35.4% for the three months ended March 31, 1995 from 42.3% for the three months ended March 31, 1994. This percentage decrease was primarily due to the upward revisions mentioned above.

     General and administrative expenses decreased $8,455 for the three months ended March 31, 1995 as compared to the similar period in 1994 primarily due to a decrease in audit and reserve study fees. As a percentage of total revenues, this expense remained relatively constant for the three months ended March 31, 1995 compared to the three months ended March 31, 1994.

     The  Limited Partners have received cash distributions through March 31,
1995  totalling   $14,073,664  or   98.27%   of  Limited   Partners'   capital
contributions.

                          PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K

            None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F

                                      (Registrant)


                              By: GEODYNE PROPERTIES, INC.
                                  General Partner



Date: May 11, 1995            By: /s/Dennis R. Neill
      ------------                ----------------------
                                  (Signature)
                                  Dennis R. Neill
                                  Senior Vice President
                                  and Director



Date: May 11, 1995            By: /s/ Drew  S. Phillips
      ------------                -----------------------
                                  (Signature)
                                  Drew  S. Phillips
                                  Vice President - Controller
                                  Principal Accounting Officer