Form 10-Q
period 1995-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 1995-08-09
CIK 780200, 791067, 799178, 806613, 811031

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1995

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

                                           I-B 73-1231998
                                           I-C 73-1252536
                                           I-D 73-1265223
                                           I-E 73-1270116
                Oklahoma                   I-F 73-1292669
     ----------------------------        --------------------
     (State or other jurisdiction     (I.R.S. Employer Identification No.)
  of incorporation or organization)


            Two West Second Street, Tulsa, Oklahoma    74103
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
                              (Unaudited)

                                ASSETS

                                           June 30,  December 31,
                                             1995        1994
                                         ----------- ------------
CURRENT ASSETS:
  Cash and cash equivalents   . . . . .  $   25,656   $   56,549
  Accounts receivable:
   Oil and gas sales, including $6,615 and
     $4,750 due from related parties
     (Note 2)                                58,888       46,468
                                         ----------   ----------
      Total current assets  . . . . . .  $   84,544   $  103,017


NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . .     779,738      903,058

DEFERRED CHARGE . . . . . . . . . . . .     106,788      120,243
                                          ----------   ----------
                                         $  971,070   $1,126,318
                                          ==========   ==========


              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $    9,406   $   19,982
  Gas imbalance payable . . . . . . . .      17,999       17,999
                                         ----------   ----------
     Total current liabilities  . . . .  $   27,405   $   37,981

ACCRUED LIABILITY . . . . . . . . . . .  $   33,435   $   37,647

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner  ($   97,734) ($   95,948)
  Limited Partners, issued and outstanding,
   11,958 units   . . . . . . . . . . .   1,007,964    1,146,638
                                         ----------   ----------
     Total Partners' capital  . . . . .  $  910,230   $1,050,690
                                         ----------   ----------
                                         $  971,070   $1,126,318
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

                    GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
                  GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                          COMBINED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)



                                                       1995            1994
                                                    -----------     ----------

REVENUES:
  Oil and gas sales, including $9,297 and
    $12,509 of sales to related parties (Note 2)       $77,550       $ 99,962
  Interest and other income . . . . . . . . . .            129            210
  Gain on sale of oil and gas properties  . . .          2,252          -
                                                       -------       --------
                                                       $79,931       $100,172

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . . . . . .        $33,661       $ 35,794
  Production tax  . . . . . . . . . . . . . . .          4,351          9,132
  Depreciation, depletion, and amortization
    of oil and gas properties . . . . . . . . .         34,011        122,661
  General and administrative  . . . . . . . . .         14,693         13,251
                                                       -------       --------
                                                       $86,716       $180,838
                                                       -------       --------

NET LOSS  . . . . . . . . . . . . . . . . . . .       ($ 6,785)     ($ 80,666)
                                                       =======       ========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . . . . . .        $ 1,021       $    873
                                                       =======       ========
LIMITED PARTNERS - NET LOSS . . . . . . . . . .       ($ 7,806)     ($ 81,539)
                                                       =======       ========
NET LOSS per unit . . . . . . . . . . . . . . .       ($   .65)     ($   6.82)
                                                       =======       ========
UNITS OUTSTANDING . . . . . . . . . . . . . . .         11,958         11,958
                                                       =======       ========

                   The accompanying notes are an integral part of
                        these combined financial statements.

                    GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
                  GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                          COMBINED STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)



                                                       1995            1994
                                                    -----------     ----------

REVENUES:
  Oil and gas sales, including $26,070 and
    $34,675 of sales to related parties (Note 2)      $180,925       $217,561
  Interest and other income . . . . . . . . . .            384            402
  Gain on sale of oil and gas properties  . . .          4,771          -
                                                      --------       --------
                                                      $186,080       $217,963

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . . . . . .       $ 75,634       $ 80,705
  Production tax  . . . . . . . . . . . . . . .         12,075         17,130
  Depreciation, depletion, and amortization
    of oil and gas properties . . . . . . . . .        130,934        256,154
  General and administrative  . . . . . . . . .         27,897         33,898
                                                      --------       --------
                                                      $246,540       $387,887
                                                      --------       --------

NET LOSS  . . . . . . . . . . . . . . . . . . .      ($ 60,460)     ($169,924)
                                                      ========       ========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . . . . . .       $  2,214       $  1,750
                                                      ========       ========
LIMITED PARTNERS - NET LOSS . . . . . . . . . .      ($ 62,674)     ($171,674)
                                                      ========       ========
NET LOSS per unit . . . . . . . . . . . . . . .      ($   5.24)     ($  14.36)
                                                      ========       ========
UNITS OUTSTANDING . . . . . . . . . . . . . . .         11,958         11,958
                                                      ========       ========

                   The accompanying notes are an integral part of
                        these combined financial statements.

                    GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
                  GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                          COMBINED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)



                                                        1995           1994
                                                      ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . . . . . .      ($ 60,460)     ($169,924)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation, depletion, and amortization
      of oil and gas properties . . . . . . . .        130,934        256,154
    Gain on sale of oil and gas properties  . .      (   4,771)           -
    (Increase) Decrease in accounts receivable       (  12,420)         8,252
    Decrease in deferred charge . . . . . . . .         13,455            -
    Increase (Decrease) in accounts payable . .      (  10,576)         1,203
    Decrease in accrued liability . . . . . . .      (   4,212)           -
                                                      --------       --------
  Net cash provided by operating activities . .       $ 51,950       $ 95,685

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . . . . .      ($  7,797)     ($     14)
  Proceeds from sale of oil and gas properties           4,954            -
                                                      --------       --------
  Net cash used by investing activities . . . .      ($  2,843)     ($     14)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . . . . . .      ($ 80,000)     ($104,500)
                                                      --------       --------
  Net cash used by financing activities . . . .      ($ 80,000)     ($104,500)
                                                      --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . .      ($ 30,893)     ($  8,829)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        56,549         54,810
                                                      --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . .       $ 25,656       $ 45,981
                                                      ========       ========

                   The accompanying notes are an integral part of
                        these combined financial statements.

                    GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
                  GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                               COMBINED BALANCE SHEETS
                                     (Unaudited)


                                       ASSETS

                                                      June 30,    December 31,
                                                        1995          1994
                                                     ---------    ------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . . . . . .       $104,794     $  116,512
  Accounts receivable:
    Oil and gas sales, including $637 and
      $2,078 due from related parties (Note 2)         129,294        142,877
                                                      --------     ----------
      Total current assets  . . . . . . . . . .       $234,088     $  259,389

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . . . . . .        676,134        783,132

DEFERRED CHARGE . . . . . . . . . . . . . . . .         47,658         53,687
                                                      --------     ----------
                                                      $957,880     $1,096,208
                                                      ========     ==========


                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . .       $ 15,953     $   21,359
  Gas imbalance payable . . . . . . . . . . . .          2,369          2,369
                                                      --------     ----------
      Total current liabilities . . . . . . . .       $ 18,322     $   23,728

ACCRUED LIABILITY . . . . . . . . . . . . . . .       $ 16,788     $   18,912

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner  . . . .      ($ 66,083)   ($   63,764)
  Limited Partners, issued and outstanding,
    8,885 units . . . . . . . . . . . . . . . .        988,853      1,117,332
                                                      --------     ----------
      Total Partners' capital . . . . . . . . .       $922,770     $1,053,568
                                                      --------     ----------
                                                      $957,880     $1,096,208
                                                      ========     ==========

                   The accompanying notes are an integral part of
                        these combined financial statements.

                    GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
                  GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                          COMBINED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)



                                                         1995          1994
                                                      ---------     ----------

REVENUES:
  Oil and gas sales, including $1,242 and
    $4,331 of sales to related parties (Note 2)       $181,970       $259,847
  Interest and other income . . . . . . . . . .          1,070            832
  Gain on sale of oil and gas properties  . . .          9,699            -
                                                      --------       --------
                                                      $192,739       $260,679


COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . . . . . .       $ 50,628       $ 83,091
  Production tax  . . . . . . . . . . . . . . .         14,351         17,063
  Depreciation, depletion, and amortization
    of oil and gas properties . . . . . . . . .         48,947         88,231
  General and administrative  . . . . . . . . .         27,082         25,074
                                                      --------       --------
                                                      $141,008       $213,459
                                                      --------       --------

NET INCOME  . . . . . . . . . . . . . . . . . .       $ 51,731       $ 47,220
                                                      ========       ========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . . . . . .       $  4,544       $  5,890
                                                      ========       ========
LIMITED PARTNERS - NET INCOME . . . . . . . . .       $ 47,187       $ 41,330
                                                      ========       ========
NET INCOME per unit . . . . . . . . . . . . . .       $   5.31       $   4.65
                                                      ========       ========
UNITS OUTSTANDING . . . . . . . . . . . . . . .          8,885          8,885
                                                      ========       ========

                  The accompanying notes are an integral part of
                        these combined financial statements.

                    GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
                  GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                          COMBINED STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)



                                                        1995           1994
                                                      ---------     ----------

REVENUES:
  Oil and gas sales, including $3,654 and
    $11,006 of sales to related parties (Note 2)      $393,448       $550,755
  Interest and other income . . . . . . . . . .          2,022          1,238
  Gain on sale of oil and gas properties  . . .          9,699            -
                                                      --------       --------
                                                      $405,169       $551,993


COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . . . . . .       $108,451       $161,415
  Production tax  . . . . . . . . . . . . . . .         31,147         36,986
  Depreciation, depletion, and amortization
    of oil and gas properties . . . . . . . . .        106,904        191,680
  General and administrative  . . . . . . . . .         52,565         56,307
                                                      --------       --------
                                                      $299,067       $446,388
                                                      --------       --------

NET INCOME  . . . . . . . . . . . . . . . . . .       $106,102       $105,605
                                                      ========       ========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . . . . . .       $  9,581       $ 12,947
                                                      ========       ========
LIMITED PARTNERS - NET INCOME . . . . . . . . .       $ 96,521       $ 92,658
                                                      ========       ========
NET INCOME per unit . . . . . . . . . . . . . .       $  10.86       $  10.43
                                                      ========       ========
UNITS OUTSTANDING . . . . . . . . . . . . . . .          8,885          8,885
                                                      ========       ========

                   The accompanying notes are an integral part of
                        these combined financial statements.

                    GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
                  GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                          COMBINED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)


                                                        1995           1994
                                                      --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . .       $106,102       $105,605
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, and amortization
      of oil and gas properties . . . . . . . .        106,904        191,680
    Gain on sale of oil and gas properties  . .      (   9,699)           -
    Decrease in accounts receivable . . . . . .         13,583         25,358
    Decrease in deferred charge . . . . . . . .          6,029            -
    Increase (Decrease) in accounts payable . .      (   5,406)         1,495
    Decrease in accrued liability . . . . . . .      (   2,124)           -
                                                      --------       --------
  Net cash provided by operating activities . .       $215,389       $324,138

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of oil and gas properties        $  9,793       $    -
                                                      --------       --------

  Net cash provided by investing activities . .       $  9,793       $    -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . . . . . .      ($236,900)     ($242,000)
                                                      --------       --------
  Net cash used by financing activities . . . .      ($236,900)     ($242,000)
                                                      --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . . . . . .      ($ 11,718)      $ 82,138

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       116,512         87,702
                                                      --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . .       $104,794       $169,840
                                                      ========       ========

                   The accompanying notes are an integral part of
                        these combined financial statements.

                    GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                  GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                               COMBINED BALANCE SHEETS
                                     (Unaudited)


                                       ASSETS

                                                     June 30,     December 31,
                                                       1995           1994
                                                    ----------    ------------

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . .     $  169,957     $  247,485
  Accounts receivable:
    Oil and gas sales, including $59,060 and
      $45,181 due from related parties (Note 2)        177,832        213,580
                                                    ----------     ----------
        Total current assets  . . . . . . . . .     $  347,789     $  461,065

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method   . . . . . . . . .      1,152,323      1,274,781

DEFERRED CHARGE . . . . . . . . . . . . . . . .        105,563         97,856
                                                    ----------     ----------
                                                    $1,605,675     $1,833,702
                                                    ==========     ==========


                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . .     $   13,728     $   36,349
  Gas imbalance payable . . . . . . . . . . . .         77,340         77,340
                                                    ----------     ----------
      Total current liabilities . . . . . . . .     $   91,068     $  113,689

ACCRUED LIABILITY . . . . . . . . . . . . . . .     $   44,453     $   41,208

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner  . . . .    ($    4,135)    $    9,506
  Limited Partners, issued and outstanding,
    7,195 units . . . . . . . . . . . . . . . .      1,474,289      1,669,299
                                                    ----------     ----------
      Total Partners' capital . . . . . . . . .     $1,470,154     $1,678,805
                                                    ----------     ----------
                                                    $1,605,675     $1,833,702
                                                    ==========     ==========

                   The accompanying notes are an integral part of
                        these combined financial statements.

                    GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                  GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                          COMBINED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)


                                                       1995           1994
                                                     ---------      ---------

REVENUES:
  Oil and gas sales, including $86,329 and
    $124,685 of sales to related parties
    (Note 2)  . . . . . . . . . . . . . . . . .       $234,004       $412,650
  Interest income . . . . . . . . . . . . . . .          2,049          3,038
  Gain on sale of oil and gas properties  . . .          1,433            214
                                                      --------       --------
                                                      $237,486       $415,902

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . . . . . .       $ 40,071       $ 57,246
  Production tax  . . . . . . . . . . . . . . .         17,799         26,377
  Depreciation, depletion, and amortization
    of oil and gas properties . . . . . . . . .         51,465        147,393
  General and administrative  . . . . . . . . .         25,519         22,187
                                                      --------       --------
                                                      $134,854       $253,203
                                                      --------       --------

NET INCOME  . . . . . . . . . . . . . . . . . .       $102,632       $162,699
                                                      ========       ========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . . . . . .       $ 22,600       $ 45,040
                                                      ========       ========
LIMITED PARTNERS - NET INCOME . . . . . . . . .       $ 80,032       $117,659
                                                      ========       ========
NET INCOME per unit . . . . . . . . . . . . . .       $  11.12       $  16.36
                                                      ========       ========
UNITS OUTSTANDING . . . . . . . . . . . . . . .          7,195          7,195
                                                      ========       ========

                   The accompanying notes are an integral part of
                        these combined financial statements.

                    GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                  GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                          COMBINED STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)


                                                       1995           1994
                                                     ---------      ---------

REVENUES:
  Oil and gas sales, including $175,086 and
    $256,177 of sales to related parties
    (Note 2)  . . . . . . . . . . . . . . . . .       $536,646       $869,429
  Interest income . . . . . . . . . . . . . . .          4,055          4,810
  Gain on sale of oil and gas properties  . . .          3,042            214
                                                      --------       --------
                                                      $543,743       $874,453

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . . . . . .       $ 77,744       $125,323
  Production tax  . . . . . . . . . . . . . . .         40,912         55,697
  Depreciation, depletion, and amortization
    of oil and gas properties . . . . . . . . .        121,830        300,315
  General and administrative  . . . . . . . . .         47,908         49,283
                                                      --------       --------
                                                      $288,394       $530,618
                                                      --------       --------

NET INCOME  . . . . . . . . . . . . . . . . . .       $255,349       $343,835
                                                      ========       ========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . . . . . .       $ 55,359       $ 93,619
                                                      ========       ========
LIMITED PARTNERS - NET INCOME . . . . . . . . .       $199,990       $250,216
                                                      ========       ========
NET INCOME per unit . . . . . . . . . . . . . .       $  27.80       $  34.78
                                                      ========       ========
UNITS OUTSTANDING . . . . . . . . . . . . . . .          7,195          7,195
                                                      ========       ========

                   The accompanying notes are an integral part of
                        these combined financial statements.

                    GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                  GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                          COMBINED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)



                                                       1995           1994
                                                     ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . .       $255,349       $343,835
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, and amortization
      of oil and gas properties . . . . . . . .        121,830        300,315
    Gain on sale of oil and gas properties  . .      (   3,042)     (     214)
    Decrease in accounts receivable . . . . . .         35,748         48,327
    Increase in deferred charge . . . . . . . .      (   7,707)           -
    Decrease in accounts payable  . . . . . . .      (  22,621)     (   9,763)
    Increase (Decrease) in accrued liability  .          3,245      (   3,969)
    Decrease in gas imbalance payable . . . . .            -        (  55,862)
                                                      --------       --------
  Net cash provided by operating activities . .       $382,802       $622,669

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . . . . .       $    -        ($ 31,879)
  Proceeds from sale of oil and gas properties           3,670            214
                                                      --------       --------
  Net cash provided (used) by investing
    activities  . . . . . . . . . . . . . . . .       $  3,670      ($ 31,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . . . . . .      ($464,000)     ($485,000)
                                                      --------       --------
  Net cash used by financing activities . . . .      ($464,000)     ($485,000)
                                                      --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . . . . . .      ($ 77,528)      $106,004

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       247,485        381,379
                                                      --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . .       $169,957       $487,383
                                                      ========       ========

                 The accompanying notes are an integral part of
                        these combined financial statements.

                    GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                  GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                               COMBINED BALANCE SHEETS
                                     (Unaudited)


                                       ASSETS

                                                     June 30,     December 31,
                                                       1995           1994
                                                   -----------   -------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . . . . . .    $   620,055    $   679,615
  Accounts receivable:
    Oil and gas sales, including $347,714 and
      $307,819 due from related parties (Note 2)       741,243        862,080
                                                   -----------    -----------
      Total current assets  . . . . . . . . . .    $ 1,361,298    $ 1,541,695

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . . . . . .      7,730,685      8,550,992

DEFERRED CHARGE . . . . . . . . . . . . . . . .        978,296        944,469
                                                   -----------    -----------
                                                   $10,070,279    $11,037,156
                                                   ===========    ===========


                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . .    $   119,344    $   220,670
  Gas imbalance payable . . . . . . . . . . . .        235,677        235,677
                                                   -----------    -----------
      Total current liabilities . . . . . . . .    $   355,021    $   456,347

ACCRUED LIABILITY . . . . . . . . . . . . . . .    $   393,211    $   379,615

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner  . . . .   ($   125,207)  ($   115,710)
  Limited Partners, issued and outstanding
    41,839 units  . . . . . . . . . . . . . . .      9,447,254     10,316,904
                                                   -----------    -----------
      Total Partners' capital . . . . . . . . .    $ 9,322,047    $10,201,194
                                                   -----------    -----------
                                                   $10,070,279    $11,037,156
                                                   ===========    ===========

                   The accompanying notes are an integral part of
                        these combined financial statements.

                    GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                  GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                          COMBINED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)


                                                       1995           1994
                                                    ----------     ----------

REVENUES:
  Oil and gas sales, including $506,209 and
    $765,982 of sales to related parties
    (Note 2)  . . . . . . . . . . . . . . . . .     $1,028,988     $1,571,630
  Interest and other income . . . . . . . . . .          7,335          5,930
  Gain (Loss) on sale of oil and gas properties    (     4,298)         6,044
                                                    ----------     ----------
                                                    $1,032,025     $1,583,604

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . . . . . .     $  319,483     $  433,396
  Production tax  . . . . . . . . . . . . . . .         71,015        108,554
  Depreciation, depletion, and amortization
    of oil and gas properties . . . . . . . . .        378,880        699,699
  General and administrative  . . . . . . . . .        140,848        123,759
                                                    ----------     ----------
                                                    $  910,226     $1,365,408
                                                    ----------     ----------

NET INCOME  . . . . . . . . . . . . . . . . . .     $  121,799     $  218,196
                                                    ==========     ==========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . . . . . .     $   71,313     $   84,793
                                                    ==========     ==========
LIMITED PARTNERS - NET INCOME . . . . . . . . .      $  50,486     $  133,403
                                                    ==========     ==========
NET INCOME per unit . . . . . . . . . . . . . .     $     1.21     $     3.19
                                                    ==========     ==========
UNITS OUTSTANDING . . . . . . . . . . . . . . .         41,839         41,839
                                                    ==========     ==========

                   The accompanying notes are an integral part of
                        these combined financial statements.

                    GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                  GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                          COMBINED STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)

                                                       1995           1994
                                                    ----------     ----------

REVENUES:
  Oil and gas sales, including $1,034,728 and
    $1,497,518 of sales to related parties
    (Note 2)  . . . . . . . . . . . . . . . . .     $2,234,745     $3,172,431
  Interest and other income . . . . . . . . . .         13,596         10,903
  Gain on sale of oil and gas properties  . . .          6,723          7,074
                                                    ----------     ----------
                                                    $2,255,064     $3,190,408

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . . . . . .     $  663,490     $  966,978
  Production tax  . . . . . . . . . . . . . . .        152,739        214,666
  Depreciation, depletion, and amortization
    of oil and gas properties . . . . . . . . .        845,239      1,366,803
  General and administrative  . . . . . . . . .        269,743        275,205
                                                    ----------     ----------
                                                    $1,931,211     $2,823,652
                                                    ----------     ----------

NET INCOME  . . . . . . . . . . . . . . . . . .     $  323,853     $  366,756
                                                    ==========     ==========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . . . . . .     $  133,503     $  159,688
                                                    ==========     ==========
LIMITED PARTNERS - NET INCOME . . . . . . . . .      $ 190,350     $  207,068
                                                    ==========     ==========
NET INCOME per unit . . . . . . . . . . . . . .     $     4.55     $     4.95
                                                    ==========     ==========
UNITS OUTSTANDING . . . . . . . . . . . . . . .         41,839         41,839
                                                    ==========     ==========

                   The accompanying notes are an integral part of
                        these combined financial statements.

                    GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                  GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                          COMBINED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)


                                                       1995           1994
                                                     ---------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . .     $  323,853     $  366,756
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, and amortization
      of oil and gas properties . . . . . . . .        845,239      1,366,803
    Gain on sale of oil and gas properties  . .    (     6,723)   (     7,074)
    Decrease in accounts receivable . . . . . .        120,837        114,104
    Increase in deferred charge . . . . . . . .    (    33,827)           -
    Decrease in accounts payable  . . . . . . .    (   101,326)   (       451)
    Increase (Decrease) in accrued liability  .         13,596    (     4,507)
    Decrease in gas imbalance payable . . . . .            -      (   179,470)
                                                    ----------     ----------
  Net cash provided by operating activities . .     $1,161,649     $1,656,161

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . . . . .    ($   38,912)   ($  119,364)
  Proceeds from sale of oil and gas properties          20,703          7,074
                                                    ----------     ----------
  Net cash used by investing activities . . . .    ($   18,209)   ($  112,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . . . . . .    ($1,203,000)   ($1,778,000)
                                                    ----------     ----------
  Net cash used by financing activities . . . .    ($1,203,000)   ($1,778,000)
                                                    ----------     ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . .     ($  59,560)   ($  234,129)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       679,615      1,198,482
                                                    ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . .     $  620,055     $  964,353
                                                    ==========     ==========

                   The accompanying notes are an integral part of
                        these combined financial statements.

                    GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                  GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                               COMBINED BALANCE SHEETS
                                     (Unaudited)


                                       ASSETS


                                                     June 30,     December 31,
                                                       1995           1994
                                                   -----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . .     $  178,077     $  305,618
  Accounts receivable:
    Oil and gas sales, including $82,590 and
      $75,780 due from related parties (Note 2)        282,145        343,004
                                                    ----------     ----------
        Total current assets  . . . . . . . . .     $  460,222     $  648,622

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . . . . . .      2,475,365      2,742,460

DEFERRED CHARGE . . . . . . . . . . . . . . . .        513,567        487,625
                                                    ----------     ----------
                                                    $3,449,154     $3,878,707
                                                    ==========     ==========


                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . .     $   47,457     $   78,569
  Gas imbalance payable . . . . . . . . . . . .         88,480         88,480
                                                    ----------     ----------
      Total current liabilities . . . . . . . .     $  135,937     $  167,049

ACCRUED LIABILITY . . . . . . . . . . . . . . .     $   67,277     $   63,878

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner  . . . .    ($    2,189)   ($   33,134)
  Limited Partners, issued and outstanding,
    14,321 units  . . . . . . . . . . . . . . .      3,248,129      3,680,914
                                                    ----------     ----------
      Total Partners' capital . . . . . . . . .     $3,245,940     $3,647,780
                                                    ----------     ----------
                                                    $3,449,154     $3,878,707
                                                    ==========     ==========

                   The accompanying notes are an integral part of
                        these combined financial statements.

                    GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                  GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                          COMBINED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)


                                                       1995           1994
                                                     ---------      ---------

REVENUES:
  Oil and gas sales, including $119,465 and
    $206,215 of sales to related parties (Note 2)     $380,968       $592,844
  Interest and other income . . . . . . . . . .          2,323          2,756
  Gain (loss) on sale of oil and gas properties      (     566)         3,375
                                                      --------       --------
                                                      $382,725       $598,975

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . . . . . .       $126,139       $187,121
  Production tax  . . . . . . . . . . . . . . .         26,402         40,039
  Depreciation, depletion, and amortization
    of oil and gas properties . . . . . . . . .        128,031        264,423
  General and administrative  . . . . . . . . .         48,935         43,086
                                                      --------       --------
                                                      $329,507       $534,669
                                                      --------       --------

NET INCOME  . . . . . . . . . . . . . . . . . .       $ 53,218       $ 64,306
                                                      ========       ========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . . . . . .       $ 25,907       $ 30,229
                                                      ========       ========
LIMITED PARTNERS - NET INCOME . . . . . . . . .       $ 27,311       $ 34,077
                                                      ========       ========
NET INCOME per unit . . . . . . . . . . . . . .       $   1.91       $   2.38
                                                      ========       ========
UNITS OUTSTANDING . . . . . . . . . . . . . . .         14,321         14,321
                                                      ========       ========

                   The accompanying notes are an integral part of
                        these combined financial statements.

                    GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                  GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                          COMBINED STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)


                                                       1995           1994
                                                     ---------      ---------

REVENUES:
  Oil and gas sales, including $241,653 and
    $372,402 of sales to related parties (Note 2)     $829,731     $1,172,052
  Interest and other income . . . . . . . . . .          4,925          4,689
  Gain on sale of oil and gas properties  . . .          5,520          4,096
                                                      --------     ----------
                                                      $840,176     $1,180,837

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . . . . . .       $292,414     $  398,088
  Production tax  . . . . . . . . . . . . . . .         55,285         76,890
  Depreciation, depletion, and amortization
    of oil and gas properties . . . . . . . . .        290,125        510,807
  General and administrative  . . . . . . . . .         93,192         95,798
                                                      --------     ----------
                                                      $731,016     $1,081,583
                                                      --------     ----------

NET INCOME  . . . . . . . . . . . . . . . . . .       $109,160     $   99,254
                                                      ========     ==========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . . . . . .       $ 81,945     $   55,898
                                                      ========     ==========
LIMITED PARTNERS - NET INCOME . . . . . . . . .       $ 27,215     $   43,356
                                                      ========     ==========
NET INCOME per unit . . . . . . . . . . . . . .       $   1.90     $     3.03
                                                      ========     ==========
UNITS OUTSTANDING . . . . . . . . . . . . . . .         14,321         14,321
                                                      ========     ==========

                   The accompanying notes are an integral part of
                        these combined financial statements.

                    GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                  GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                          COMBINED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)



                                                        1995           1994
                                                     ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . .       $109,160       $ 99,254
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion, and amortization
      of oil and gas properties . . . . . . . .        290,125        510,807
    Gain on sale of oil and gas properties  . .      (   5,520)     (   4,096)
    (Increase) Decrease in accounts receivable          60,859      (   1,014)
    Increase in deferred charge . . . . . . . .      (  25,942)           -
    Decrease in accounts payable  . . . . . . .      (  31,112)     (  13,733)
    Increase (Decrease) in accrued liability  .          3,399      (   2,345)
    Decrease in gas imbalance payable . . . . .            -        (  61,684)
                                                      --------       --------
  Net cash provided by operating activities . .       $400,969       $527,189

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . . . . .      ($ 28,368)     ($ 35,320)
  Proceeds from sale of oil and gas properties          10,858          4,096
                                                      --------       --------
  Net cash used by investing activities . . . .      ($ 17,510)     ($ 31,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . . . . . .      ($511,000)     ($495,000)
                                                      --------       --------
  Net cash used by financing activities . . . .      ($511,000)     ($495,000)
                                                      --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . . . . . .      ($127,541)      $    965

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       305,618        447,983
                                                      --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . .       $178,077       $448,948
                                                      ========       ========

                The accompanying notes are an integral part of
                        these combined financial statements.

                    GEODYNE ENERGY INCOME I LIMITED PARTNERSHIPS
                CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                    JUNE 30, 1995
                                     (Unaudited)

1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 1995, combined statements of operations for the three and six months ended June 30, 1995 and 1994 and combined statements of cash flows for the six months ended June 30, 1995 and 1994 have been prepared by Geodyne Properties, Inc., ("Geodyne"), the  General Partner  of  the Geodyne Energy Income I Limited Partnerships
(collectively, the "Partnerships"), and are unaudited.   In the opinion
of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 1995, the combined results of operations for the three and six months ended June 30, 1995 and 1994 and the combined cash flows for the six months ended June 30, 1995 and 1994.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1994. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

      Depletion of the costs of producing oil and gas properties, amortiza-tion of related intangible drilling and development costs and depreciation of tangible lease and well equipment are computed on the unit-of-production method.

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the difference between asset cost and salvage value is charged to accumulated depreciation.

      If net oil and gas properties recorded by the Partnerships exceed the estimated undiscounted future net revenues of the properties, a provision to reduce the carrying value of oil and gas properties will be recorded for the excess amount.

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the six months ended June 30, 1995 the following payments were made to the General Partner or its affiliates by the Partnerships:

                               Direct General       Administrative
           Partnership       and Administrative        Overhead
           -----------       ------------------     --------------
              I-B                  $ 5,271              $ 22,626
              I-C                    5,555                47,010
              I-D                    7,936                39,972
              I-E                   37,303               232,440
              I-F                   13,632                79,560

      An affiliated company is the operator of certain of the Partnerships' properties and its policy is to bill the Partnerships for all customary charges and cost reimbursements associated with its activities, together with any compressor rental, consulting, or other services provided.

      The Partnerships sell gas at market prices to Premier Gas Company ("Premier"), an affiliate of the General Partner, and Premier may then
resell such gas to third parties at market prices.   The  following is  a
summary of these sales and the amount of the Partnerships' accrued oil and gas sales due from Premier as of June 30, 1995 and December 31, 1994:

                                         Gas Sales
                     -----------------------------------------------------
                         3 Months Ended                6 Months Ended
                          June 30, 1995                June 30, 1995
     Partnership         --------------                ---------------
     -----------
        I-B                   $  9,297                 $   26,070
        I-C                      1,242                      3,654
        I-D                     86,329                    175,086
        I-E                    506,209                  1,034,728
        I-F                    119,465                    241,653


                                      Accrued Oil and Gas Sales
                         --------------------------------------------------
                                As of                       As of
      Partnership           June 30, 1995              December 31, 1994
      -----------          ---------------             ------------------

          I-B                 $  6,615                     $  4,750
          I-C                      637                        2,078
          I-D                   59,060                       45,181
          I-E                  347,714                      307,819
          I-F                   82,590                       75,780

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GENERAL
      -------

      The  Partnerships  were  formed  for  the  purpose  of  investing  in
related production   partnerships  (the   "Production   Partnerships").     The
Production Partnerships are engaged in the business of acquiring and operating producing oil and gas properties located in the continental
United  States.    In general,  a Production  Partnership  acquired
producing  properties  and  did  not   engage  in development drilling or
enhanced recovery projects, except as an incidental part of the management of the producing properties acquired. Therefore, the economic life of each Partnership, and its related Production Partnership, is limited to the period of time required to fully produce its acquired oil and gas reserves. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnerships' Partnership Agreements.

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. Over the last several years, the domestic energy industry and the Partnerships have contended with volatile, but generally low, oil and gas prices. Over the last few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 1995 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

      RESULTS OF OPERATIONS
      ---------------------

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables within "Results of Operations". Generally, the Production Partnerships' operations during the six months ended June 30, 1995 reflect a decrease in total revenues compared to the same period in 1994. Management believes this decrease generally resulted from a number of factors including, but not limited to, a decrease in production from certain significant wells and decreases in the average natural gas sales prices. Refer to "Liquidity and Capital Resources" above for a discussion of factors impacting prices and production volumes.

      I-B PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                           Three months ended June 30,
                                          ----------------------------
                                              1995        1994
                                              ----        ----
          Oil and gas sales                  $77,550     $99,962
          Direct operating expenses          $38,012     $44,926
          Barrels produced                     1,356       1,473
          Mcf produced                        38,059      43,395
          Average price/Bbl                  $ 17.60     $ 15.23
          Average price/Mcf                  $  1.41     $  1.79

      Total oil and gas sales decreased 22.4% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially
offset  by an increase in the average  price of  oil sold.   Volumes  of oil
and natural  gas sold  decreased 117 barrels and 5,336  Mcf, respectively, for  the three months  ended June 30,  1995 as compared to the  similar period in 1994. Natural gas prices decreased to an average of $1.41 per Mcf for the three months ended June 30, 1995 from an average of $1.79 per Mcf
for the  three months ended  June 30,  1994.   Oil prices  increased to  an
average of $17.60 per barrel for the three months ended June 30, 1995 from an average of $15.23 per barrel for the three months ended June 30, 1994.

      Direct operating expenses (lease operating expenses and production taxes) decreased $6,914 for the three months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease
in the volumes of oil  and natural  gas sold.    As a  percentage of  total
revenues, these  expenses increased to 47.6% for the three months ended
June 30, 1995 from 44.8% for the three months  ended June 30,  1994.   This
percentage increase was primarily due to the decrease in the average price of natural gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $88,650 for the three months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold mentioned above and several prop-erties in which the I-B Partnership owned an interest having been signifi-cantly depleted, leaving a smaller basis to deplete in the three months ended June 30, 1995. As a percentage of total revenues, this expense decreased to 42.6% for the three months ended June 30, 1995 from 122.5% for the three months ended June 30, 1994. This decrease was primarily due to the dollar decrease mentioned above.

      General  and administrative  expenses  increased $1,442  for the  three
months ended June 30, 1995  as compared to the similar period in 1994.   As
a percentage of total revenues, these expenses increased to 18.4% for the three months ended June 30, 1995 from 13.2% for the three months ended

June 30, 1994. This increase expressed in dollars and as a percentage of total revenues was primarily due to an increase in professional fees.

      SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.

                                           Six months ended June 30,
                                        ----------------------------
                                              1995        1994
                                              ----        ----
          Oil and gas sales                 $180,925    $217,561
          Direct operating expenses         $ 87,709    $ 97,835
          Barrels produced                     3,086       2,808
          Mcf produced                        82,330      92,231
          Average price/Bbl                 $  16.93    $  14.14
          Average price/Mcf                 $   1.56    $   1.93

      Total oil and gas sales decreased 16.8% for the six months ended
June 30, 1995 as compared to the six months ended June 30, 1994. As shown in the above table, this decrease was due to the decrease in the volumes and average price of natural gas sold, partially offset by an increase in the
volumes and average price  of oil sold.   Volumes of oil sold increased 278
barrels and volumes of natural gas sold decreased 9,901 Mcf for the six months ended June 30, 1995 as compared to the similar period in 1994. Natural gas prices decreased to an average of $1.56 per Mcf for the six months ended June 30, 1995 from an average of $1.93 per Mcf for the six months ended June 30, 1994. Oil prices increased to an average of $16.93 per barrel for the six months ended June 30, 1995 from an average of $14.14 per barrel for the six months ended June 30, 1994.

      Direct operating expenses (lease operating expenses and production taxes) decreased $10,126 for the six months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to a decrease in the volumes of natural gas sold. As a percentage of total revenues, these expenses increased to 47.1% for the six months ended June 30, 1995
from 44.9% for  the six months ended June 30, 1994.   This percentage
increase was primarily due to the decrease in the average price of natural gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $125,220 for the six months ended June 30, 1995 as compared to the
similar period in 1994.   This decrease  was  primarily due  to the  decrease
in equivalent units of production and several properties in which the I-B Partnership owned an interest having been significantly depleted, leaving a
smaller basis to deplete  in the six months  ended  June 30,  1995.   As  a
percentage of total revenues, this expense decreased to 70.4% for the six months ended June 30, 1995 from 117.5% for the six months ended June 30, 1994. This decrease was primarily due to the dollar decrease mentioned above.

      General and administrative expenses decreased $6,001 for the six months ended June 30, 1995 as compared to the similar period in 1994 primarily due to a decrease in audit and printing and postage fees. As a percentage of total revenues, these expenses remained relatively constant at 15.0% for the six months ended June 30, 1995 as compared to 15.6% for the six months ended June 30, 1994.

      The Limited Partners have received cash distributions through June 30, 1995 totalling $6,295,527 or 52.65% of Limited Partners' capital contributions.

      I-C PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                          Three months ended June 30,
                                         ----------------------------
                                              1995        1994
                                              ----        ----
          Oil and gas sales                 $181,970    $259,847
          Direct operating expenses         $ 64,979    $100,154
          Barrels produced                     6,073       7,295
          Mcf produced                        47,473      63,610
          Average price/Bbl                 $  17.73    $  16.10
          Average price/Mcf                 $   1.57    $   2.24

      Total oil and gas sales decreased 30.0% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 1,222 barrels and 16,137 Mcf, respectively, for the three months ended June 30, 1995 as compared to the similar period in 1994. The decrease in volumes of natural gas sold was primarily due to a normal decline in production on one of the I-C Partnership's more significant wells. Natural gas prices decreased to an average of $1.57 per Mcf for the three months ended June 30, 1995 from an average of $2.24 per Mcf for the three months ended June 30, 1994. Oil prices increased to an average of $17.73 per barrel for the three months ended June 30, 1995 from an average of $16.10 per barrel for the three months ended June 30, 1994.

      Direct operating expenses (lease operating expenses and production taxes) decreased $35,175 for the three months ended June 30, 1995 as
compared to  the similar period  in 1994.   This decrease  was primarily due
to the decrease in the volumes of oil and natural gas sold and workover expenses on certain wells during the three months ended June 30, 1994 with no similar expenses during the three months ended June 30, 1995.
As a percentage of total revenues, these expenses decreased to 33.7% for the three months ended June 30, 1995 from 38.4% for the three months ended
June 30,  1994.   This percentage  decrease was  primarily due  to the
decrease in workover expenses as mentioned above, partially offset by the decrease in the average price of natural gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $39,284 for the three months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of
previous  reserve  estimates.    As a percentage of total  revenues, this
expense  decreased to 25.4%  for the six  months ended June  30, 1995  from
33.8% for  the three  months ended June  30, 1994.   This percentage
decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

      General  and administrative  expenses increased  $2,008 for  the three
months ended June 30, 1995  as compared to the similar period in 1994.   As a
percentage of total revenues, these expenses increased to 14.1% for the three months ended June 30, 1995 from 9.6% for the three months ended
June 30,  1994.   This  increase expressed  in dollars and as a percentage of total revenues was primarily due to an increase in professional fees.

      SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.
                                         Six months ended June 30,
                                        ----------------------------
                                              1995        1994
                                              ----        ----
          Oil and gas sales                 $393,448    $550,755
          Direct operating expenses         $139,598    $198,401
          Barrels produced                    13,187      16,064
          Mcf produced                       104,141     136,898
          Average price/Bbl                 $  17.18    $  14.62
          Average price/Mcf                 $   1.60    $   2.31

      Total oil and gas sales decreased 28.6% for the six months ended
June 30, 1995 as compared to the six months ended June 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially
offset  by  an increase  in the average price of  oil sold.   Volumes of
oil and natural gas sold decreased 2,877 barrels and 32,757 Mcf, respectively, for the six months ended June 30, 1995 as compared to the
similar period  in 1994.   The decrease in  the volumes of  oil and natural
gas  sold was primarily due to a normal  decline in production on one of the
I-C  Partnership's more  significant  wells.   Natural  gas prices  decreased
to an average of $1.60 per Mcf for the six months ended June 30, 1995 from an average of $2.31 per Mcf for the six months ended June 30, 1994. Oil prices increased to an average of $17.18 per barrel for the six months ended June 30, 1995 from an average of $14.62 per barrel for the six months ended June 30, 1994.

      Direct operating expenses (lease operating expenses and production taxes) decreased $58,803 for the six months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the
decrease in the volumes of oil  and  natural gas  sold.   As  a percentage
of total revenues, these expenses remained relatively constant at 34.5% for the six months ended June 30, 1995 as compared to 35.9% for the six months ended June 30, 1994.

      Depreciation, depletion, and amortization of oil and gas properties decreased $84,776 for the six months ended June 30, 1995 as compared to the
similar period in 1994.   This decrease was  primarily due to the  decrease
in the  volumes of oil and natural  gas  sold  and upward  revisions  of
previous  reserve  estimates.   As  a percentage  of total revenues,  this
expense decreased  to 26.4% for  the six months ended June  30, 1995  from
34.7%  for the  six months  ended  June 30,  1994.   This percentage
decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

      General and administrative expenses decreased $3,742 for the six months ended June 30, 1995 as compared to the similar period in 1994 primarily due to a decrease in audit and printing and postage fees. As a percentage of total revenues, these expenses increased to 13.0% for the six months ended June 30, 1995 from 10.2% for the six months ended June 30, 1994. This increase as a percentage of total revenues was primarily due to the decrease in the average price of natural gas sold.

      The Limited Partners have received cash distributions through June 30, 1995 totalling $6,465,300 or 72.77% of Limited Partners' capital contributions.

      I-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                               Three months ended June 30,
                                              ----------------------------
                                              1995        1994
                                              ----        ----
          Oil and gas sales                 $234,004    $412,650
          Direct operating expenses         $ 57,870    $ 83,623
          Barrels produced                     4,764       5,866
          Mcf produced                       106,367     171,431
          Average price/Bbl                 $  17.55    $  15.98
          Average price/Mcf                 $   1.41    $   1.86

      Total oil and gas sales decreased 43.3% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 1,102 barrels and 65,064 Mcf, respectively, for the three months ended June 30, 1995 as compared to the similar period in 1994. The decrease in the volumes of oil sold was primarily due to a normal decline in production on one of the I-D Partnership's more significant wells. The decrease in the volumes of natural gas sold was primarily due to a gas balancing adjustment made on one of the I-D Partnership's wells coupled with a normal decline in production on several wells. Natural gas prices decreased to an average of $1.41 per Mcf for the three months ended June 30, 1995 from an average of $1.86 per Mcf for the three months ended June 30, 1994. Oil prices increased to an average of $17.55 per barrel for the three months ended June 30, 1995 from an average of $15.98 per barrel for the three months ended June 30, 1994.

      Direct operating expenses (lease operating expenses and production taxes) decreased $25,753 for the three months ended June 30, 1995 as
compared to  the similar  period in 1994.   This decrease  was primarily  due
to the  decrease in the volumes  of oil  and natural  gas sold.   As a
percentage of total revenues, these expenses increased to 24.4% for the three months ended June 30, 1995 from 20.1% for the three months ended
June 30, 1994. This percentage increase was primarily due to a decrease in the average price of natural gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $95,928 for the three months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions
of  previous  reserve  estimates.   As  a percentage of total revenues, this
expense decreased to 21.7% for the  three months ended June  30, 1995  from
35.4% for  the three  months ended June  30, 1994.   This percentage
decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

      General  and administrative  expenses increased  $3,332 for  the three
months ended June 30, 1995  as compared to the similar period in 1994.   As
a percentage of total revenues, these expenses increased to 10.7% for the three months ended June 30, 1995 from 5.3% for the three months ended
June  30,  1994.   This increase expressed in dollars and as  a percentage of total revenues was primarily  due to an increase in professional fees.

      SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.
                                          Six months ended June 30,
                                          ----------------------------

                                              1995         1994
                                              ----         ----
          Oil and gas sales                 $536,646    $869,429
          Direct operating expenses         $118,656    $181,020
          Barrels produced                     9,904      12,416
          Mcf produced                       253,667     346,507
          Average price/Bbl                 $  17.06    $  14.71
          Average price/Mcf                 $   1.45    $   1.98

      Total oil and gas sales decreased 38.3% for the six months ended June 30,
1995 as compared  to the six months  ended June 30, 1994.   As shown in  the
above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially
offset  by an  increase in  the average price of  oil sold.   Volumes of  oil
and natural gas sold decreased 2,512 barrels and 92,840 Mcf, respective-ly, for the six months ended June 30, 1995 as compared to the similar period in 1994. The decrease in the volumes of oil sold was primarily due to a normal decline in production on one of the I-D Partnership's more significant wells. The decrease in the volumes of natural gas sold was primarily due to a gas balancing adjustment made on one of the I-D Partnership's wells coupled with a normal decline in production on several
wells.   Natural gas prices decreased to an average of $1.45 per  Mcf for the six months ended June 30,  1995 from an average of $1.98 per Mcf for the
six months ended June 30, 1994.   Oil prices increased to  an average of
$17.06 per barrel for the six months ended June 30, 1995 from an average of $14.71 per barrel for the six months ended
June 30, 1994.

      Direct operating expenses (lease operating expenses and production taxes) decreased $62,364 for the six months ended June 30, 1995 as compared
to the similar period in 1994.   This decrease was primarily due to  the
decrease in the volumes of oil  and natural  gas sold.    As a  percentage
of total revenues, these expenses remained relatively constant at 21.8% for the six months ended June 30, 1995 as compared to 20.7% for the six months ended June 30, 1994.

      Depreciation, depletion, and amortization of oil and gas properties decreased $178,485 for the six months ended June 30, 1995 as compared to the
similar period in 1994.   This decrease was primarily  due to the decrease
in the volumes  of oil and natural  gas sold  and  upward  revisions  of
previous reserve  estimates.    As  a percentage of  total revenues, this
expense decreased to  22.4% for the  six months ended  June 30,  1995 from
34.3% for  the six  months ended  June  30, 1994.   This percentage
decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

      General and administrative expenses decreased $1,375 for the six months ended June 30, 1995 as compared to the similar period in 1994 primarily due to a decrease in audit and printing and postage fees. As a percentage of total revenues, these expenses increased to 8.8% for the six months ended
June 30, 1995 from 5.6% for the six months ended June 30, 1994. This increase as a percentage of total revenues was primarily due to the decrease in the average price of natural gas sold.

      The Limited Partners have received cash distributions through June 30, 1995 totalling $10,454,175 or 145.30% of Limited Partners' capital contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                          Three months ended June 30,
                                         ----------------------------
                                              1995        1994
                                              ----        ----
          Oil and gas sales               $1,028,988  $1,571,630
          Direct operating expenses       $  390,498  $  541,950
          Barrels produced                    21,342      26,750
          Mcf produced                       516,930     699,785
          Average price/Bbl               $    16.89  $    15.26
          Average price/Mcf               $     1.29  $     1.66

      Total oil and gas sales decreased 34.5% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold.
Volumes of  oil and natural  gas sold decreased  5,408 barrels and

182,855 Mcf, respectively, for the three months ended June 30, 1995 as compared to the similar period in 1994. The decrease in the volumes of natural gas sold was primarily due to a gas balancing adjustment made on one of the I-E Partnership's wells coupled with a normal decline in production on several wells. Natural gas prices decreased to an average of $1.29 per Mcf for the three months ended June 30, 1995 from an average of $1.66 per Mcf for the three months ended June 30, 1994. Oil prices increased to an average of $16.89 per barrel for the three months ended June 30, 1995 from an average of $15.26 per barrel for the three months ended June 30, 1994.

      Direct operating expenses (lease operating expenses and production taxes) decreased $151,452 for the three months ended June 30, 1995 as
compared  to the similar period in  1994.   This decrease was  primarily due
to  the decrease in  the volumes  of oil and  natural gas  sold.   As a
percentage of total revenues, these expenses increased to 37.8% for the three months ended June 30, 1995 from 34.2% for the three months ended
June 30, 1994. This percentage increase was primarily due to a decrease in the average price of natural gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $320,819 for the three months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of
previous  reserve  estimates.    As a percentage  of total revenues, this
expense decreased  to 36.7% for the three months ended June 30,  1995 from
44.2% for the  three months  ended June 30,  1994.   This percentage
decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

      General and administrative expenses increased $17,089 for the three months ended June 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses increased to 13.6% for the three months ended June 30, 1995 from 7.8% for the three months ended June 30, 1994. This increase expressed in dollars and as a percentage of total revenues was primarily due to an increase in professional fees.

      SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.
                                           Six months ended June 30,
                                          --------------------------
                                              1995        1994
                                              ----        ----
          Oil and gas sales               $2,234,745  $3,172,431
          Direct operating expenses       $  816,229  $1,181,644
          Barrels produced                    44,314      52,293
          Mcf produced                     1,135,354   1,366,737
          Average price/Bbl               $    16.65  $    14.19
          Average price/Mcf               $     1.32  $     1.78

      Total oil and gas sales decreased 29.6% for the six months ended June 30,
1995 as compared  to the six months  ended June 30, 1994.   As shown in  the
above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially
offset by  an increase  in the average price of  oil sold.   Volumes of oil
and natural gas sold decreased 7,979 barrels and 231,383 Mcf, respective-ly, for the six months ended June 30, 1995 as compared to the similar period in 1994.  The decrease in the volumes of natural gas sold was primarily due to a gas balancing adjustment made on one of the I-E Partnership's wells coupled with a normal decline in production on several
wells.   Natural gas prices decreased to an average of $1.32 per Mcf for the six months ended June 30, 1995 from an average of $1.78 per Mcf for the six months ended June 30, 1994. Oil prices increased to an average of $16.65 per barrel for the six months ended June 30, 1995 from an average of $14.19 per barrel for the six months ended June 30, 1994.

      Direct operating expenses (lease operating expenses and production taxes) decreased $365,415 for the six months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and decreases in workover
expenses during  the six months ended June  30, 1995.   As a percentage of
total revenues, these expenses remained relatively constant at 36.2% for the six months ended June 30, 1995 compared to 37.0% for the six months ended June 30, 1994.

      Depreciation, depletion, and amortization of oil and gas properties decreased $521,564 for the six months ended June 30, 1995 as compared to the
similar period in 1994.   This decrease was  primarily due to  the decrease
in the  volumes of oil and natural  gas  sold  and  upward  revisions of
previous  reserve  estimates.    As a percentage of total  revenues, this
expense  decreased to 37.5%  for the six  months ended  June 30,1995  from
42.8% for  the  six months  ended  June 30,  1994.   This percentage
decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

      General and administrative expenses decreased $5,462 for the six months ended June 30, 1995 as compared to the similar period in 1994 primarily due to a decrease in audit and reserve study fees. As a percentage of total revenues, these expenses increased to 12.0% for the six months ended June 30,
1995 from 8.6%  for the six months ended  June 30, 1994.   This increase as
a percentage of total revenues was primarily due to the decrease in the average price of natural gas sold.

      The Limited Partners have received cash distributions through June 30, 1995 totalling $42,343,552 or 101.21% of Limited Partners' capital contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                           Three months ended June 30,
                                          ----------------------------
                                              1995        1994
                                              ----        ----
          Oil and gas sales                 $380,968    $592,844
          Direct operating expenses         $152,541    $227,160
          Barrels produced                    10,655      12,903
          Mcf produced                       137,169     232,453
          Average price/Bbl                 $  16.87    $  15.30
          Average price/Mcf                 $   1.47    $   1.70

      Total oil and gas sales decreased 35.7% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 2,248 barrels and 95,284 Mcf, respectively, for the three months ended June 30, 1995 as compared to the similar period in 1994. The decrease in the volumes of natural gas sold was primarily due to a gas balancing adjustment made on one of the I-F Partnership's wells coupled with a normal decline in production on several wells. Natural gas prices decreased to an average of $1.47 per Mcf for the three months ended June 30, 1995 from an average of $1.70 per Mcf for the three months ended June 30, 1994. Oil prices increased to an average of $16.87 per barrel for the three months ended June 30, 1995 from an average of $15.30 per barrel for the three months ended June 30, 1994.

      Direct operating expenses (lease operating expenses and production taxes) decreased $74,619 for the three months ended June 30, 1995 as
compared to  the similar  period in 1994.   This decrease  was primarily due
to the decrease  in the volumes of  oil and  natural gas sold.   As  a
percentage of total revenues, these expenses remained relatively constant constant at 39.9% for the three months ended June 30, 1995 compared to 37.9% for the three months ended June 30, 1994.

      Depreciation, depletion, and amortization of oil and gas properties decreased $136,392 for the three months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of
previous reserve  estimates.    As  a percentage of total  revenues, this
expense decreased to 33.5%  for the three months ended June 30,  1995 from
44.1% for the  three months  ended June 30,  1994.   This percentage
decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

      General and administrative expenses increased $5,849 for the three months ended June 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses increased to 12.8% for the three months ended June 30, 1995 from 7.2% for the three months ended June 30, 1994. This increase expressed in dollars and as a percentage of total revenues was primarily due to an increase in professional fees.

      SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.
                                         Six months ended June 30,
                                       ----------------------------
                                              1995        1994
                                              ----        ----
          Oil and gas sales                 $829,731  $1,172,052
          Direct operating expenses         $347,699  $  474,978
          Barrels produced                    22,194      26,173
          Mcf produced                       322,532     441,564
          Average price/Bbl                 $  16.63  $    14.26
          Average price/Mcf                 $   1.43  $     1.81

      Total oil and gas sales decreased 29.2% for the six months ended June 30,
1995 as compared  to the six months  ended June 30, 1994.   As shown in  the
above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially
offset  by an  increase in  the average price of  oil sold.   Volumes of oil
and natural gas sold decreased 3,979 barrels and 119,032 Mcf, respective-ly, for the six months ended June 30, 1995 as compared to the similar period in 1994. The decrease in the volumes of natural gas sold was primarily due to a gas balancing adjustment made on one of the I-F Partnership's wells coupled with a normal decline in production on several wells. Natural gas prices decreased to an average of $1.43 per Mcf for the six months ended June 30, 1995 from an average of $1.81 per Mcf for the six months ended June 30, 1994. Oil prices increased to an average of $16.63 per barrel for the six months ended June 30, 1995 from an average of $14.26 per barrel for the six months ended June 30, 1994.

      Direct operating expenses (lease operating expenses and production taxes) decreased $127,279 for the six months ended June 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the
decrease in the  volumes of oil  and natural  gas sold.    As a  percentage
of total revenues, these expenses remained relatively constant at 41.4% for the six months ended June 30, 1995 compared to 40.2% for the six months ended June 30, 1994.

      Depreciation, depletion, and amortization of oil and gas properties decreased $220,682 for the six months ended June 30, 1995 as compared to the
similar period in 1994.   This decrease was primarily  due to the decrease
in the volumes of  oil and natural  gas  sold  and  upward  revisions of
previous  reserve  estimates.    As a percentage of total  revenues, this
expense  decreased to 34.5%  for the six  months ended  June 30,  1995 from
43.3% for  the six  months ended  June 30,  1994.   This percentage decrease
was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

      General and administrative expenses decreased $2,606 for the six months ended June 30, 1995 as compared to the similar period in 1994 primarily due to a decrease in audit and reserve study fees. As a percentage of total revenues, these expenses increased to 11.1% for the six months ended
June  30, 1995 from  8.1% for the  six months ended  June 30, 1994.   This
increase as a percentage of total revenues was primarily due to the decrease in the average price of natural gas sold.

      The Limited Partners have received cash distributions through June 30, 1995 totalling $14,293,664 or 99.81% of Limited Partners' capital contributions.

                           PART II:  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

      On  November   23  and  25,  1994,  Geodyne   Resources,  Inc.
("Resources"), PaineWebber Incorporated ("PaineWebber"), and certain other parties were named as defendants in two related lawsuits alleging misrepresentations made to induce investments in the Partnerships and asserting causes of action for common law fraud and deceit and unjust enrichment (Romine v. PaineWebber, Inc. et al., Case No. 94-CIV-8558,
U.S. District Court, Southern District of New York and Romine v. PaineWebber, Inc. et al., Case No. 94-132844, Supreme Court of the State of New York, County of New York). The federal court case was later consolidated with other similar actions (to which Resources is not a party) under the title In Re: PaineWebber Limited Partnerships' Litigation and was certified as a class action on May 30, 1995. A class action notice was mailed on June 7, 1995 to all members of the class. The federal court action also alleges violations of 18 U.S.C. Sec. 1962(c)
and  the Securities  Exchange  Act  of 1934.    Compensatory and  punitive
damages, interest, and costs have been requested in both matters. PaineWebber has agreed to indemnify Resources with respect to all claims asserted by the plaintiff in the lawsuits pursuant to that certain Indemnification Agreement dated November 24, 1992 by and between PaineWebber and Samson Investment Company, the parent of Resources (the "Indemnifica-
tion Agreement").   The amended complaint in the  federal action no
longer asserts any claim directly against Resources. As a result of the Indemnification Agreement, Resources does not believe that it will be required to pay any damages or expenses in this matter.

      Except  for  the  foregoing,   to  the  knowledge  of  Geodyne,
neither the Partnerships nor their properties are subject to any litiga-tion, the results of which would have a material effect on the Partner-ships' or Geodyne's financial condition or operation.


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

                                   (Registrant)


                              By: GEODYNE PROPERTIES, INC.

                                   General Partner



Date: August 7, 1995          By:  /s/Dennis R. Neill
                                   -----------------------
                                       (Signature)
                                    Dennis R. Neill
                                    Senior Vice President
                                    and Director

Date: August 7, 1995          By:   /s/Drew S. Phillips
                                    ------------------------
                                      (Signature)
                                     Drew S. Phillips
                                     Vice President - Controller
                                     Principal Accounting Officer