Form 10-Q/A
period 1995-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 1995-08-31
CIK 780200, 791067, 799178, 806613, 811031

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                          AMENDMENT NO. 1 TO
                               FORM 10-Q

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
                                         ==========   ==========


              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   13,207   $   19,982
  Gas imbalance payable . . . . . . . .      17,999       17,999
                                         ----------   ----------
     Total current liabilities  . . . .  $   31,206   $   37,981

ACCRUED LIABILITY . . . . . . . . . . .  $   37,647   $   37,647

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner  ($   97,555) ($   95,948)
  Limited Partners, issued and
   outstanding, 11,958 units   . .. . .   1,038,770    1,146,638
                                         ----------   ----------
     Total Partners' capital  . . . . .  $  941,215   $1,050,690
                                         ----------   ----------
                                         $1,010,068   $1,126,318
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                                            1995         1994
                                         -----------   ----------

REVENUES:
  Oil and gas sales, including $16,773
   and $22,166 of sales to related parties
   (Note 2)                                $103,375     $117,599
  Interest and other income . . . . . .         255          192
  Gain on sale of oil and gas properties      2,519            -
                                           --------     --------
                                           $106,149     $117,791

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $ 41,973     $ 44,911
  Production tax  . . . . . . . . . . .       7,724        7,998
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .      96,923      133,493
  General and administrative  . . . . .      13,204       20,647
                                           --------     --------
                                           $159,824     $207,049
                                           --------     --------

NET LOSS  . . . . . . . . . . . . . . .   ($ 53,675)   ($ 89,258)
                                           ========     ========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . .    $  1,193     $    877
                                           ========     ========
LIMITED PARTNERS - NET LOSS . . . . . .    ($ 54,868)  ($ 90,135)
                                           ========     ========
NET LOSS per unit . . . . . . . . . . .   ($   4.59)   ($   7.54)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .      11,958       11,958
                                           ========     ========



                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                           ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .    ($53,675)    ($89,258)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities: Depreciation, depletion,
     and amortization of oil and gas
     properties  . . . . . . . . . . . .     96,923      133,493
   Gain on sale of oil and gas properties  (  2,519)          -
   Increase in accounts receivable  . .    ( 10,646)    (  2,598)
   Increase (Decrease) in accounts payable (  6,775)       6,234
                                            -------      -------
  Net cash provided by operating activities $23,308      $47,871

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .    ($ 1,022)     $   -
  Proceeds from sale of oil and gas
   properties                                 2,519          -
                                            -------      -------
  Net cash provided by investing
   activities                               $ 1,497      $   -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .    ($55,800)    ($52,000)
                                            -------      -------
  Net cash used by financing activities    ($55,800)    ($52,000)
                                            -------      -------

NET DECEASE IN CASH AND CASH EQUIVALENTS   ($30,995)    ($ 4,129)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                       56,549       54,810
                                            -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  $25,554      $50,681
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
                                           ==========   ==========


              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .    $   17,089   $   21,359
  Gas imbalance payable . . . . . . . .         2,369        2,369
                                           ----------   ----------
     Total current liabilities  . . . .    $   19,458   $   23,728

ACCRUED LIABILITY . . . . . . . . . . .    $   18,912   $   18,912

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner    ($   64,527) ($   63,764)
  Limited Partners, issued and outstanding,
   8,885 units  . . . . . . . . . . . .     1,056,666    1,117,332
                                           ----------   ----------
     Total Partners' capital  . . . . .    $  992,139   $1,053,568
                                           ----------   ----------
                                           $1,030,509   $1,096,208
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

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                                                1995         1994
                                              --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . .       $ 54,371     $ 58,385
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . .         57,957      103,449
   (Increase) Decrease in accounts receivable   14,128    (  11,584)
   Increase (Decrease) in accounts payable   (   4,270)       9,231
                                               --------     --------
   Net cash provided by operating activities  $122,186     $159,481

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net cash provided by investing activities   $    -       $     -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .      ($115,800)   ($ 84,000)
                                              --------     --------
  Net cash used by financing activities      ($115,800)   ($ 84,000)
                                              --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS     $  6,386     $ 75,481

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                         116,512       87,702
                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $122,898     $163,183
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

PARTNERS' CAPITAL:
  General Partner and Managing Partner $ 8,265 $ 9,506 Limited Partners, issued and
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

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                                            1995         1994
                                          ---------    ---------

REVENUES:
  Oil and gas sales, including $88,757 and
   $131,492 of sales to related parties
   (Note 2)   . . . . . . . . . . . . .    $302,642     $456,779
  Interest income . . . . . . . . . . .       2,006        1,772
  Gain on sale of oil and gas properties      1,609          -
                                           --------     --------
                                           $306,257     $458,551

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $ 37,673     $ 68,077
  Production tax  . . . . . . . . . . .      23,113       29,320
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .      70,365      152,922
  General and administrative  . . . . .      22,389       27,096
                                           --------     --------
                                           $153,540     $277,415
                                           --------     --------

NET INCOME  . . . . . . . . . . . . . .    $152,717     $181,136
                                           ========     ========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . .    $ 32,759     $ 48,579
                                           ========     ========
LIMITED PARTNERS - NET INCOME . . . . .    $119,958     $132,557
                                           ========     ========
NET INCOME per unit . . . . . . . . . .    $  16.67     $  18.42
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .       7,195        7,195
                                           ========     ========


                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                                            1995         1994
                                          ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . .    $152,717     $181,136
  Adjustments to reconcile net income to
   net cash provided by operating
   activities: Depreciation, depletion,
    and amortization of oil and gas
    properties  . . . .                      70,365      152,922
   Gain on sale of oil and gas properties (   1,609)         -
   (Increase) Decrease in accounts
      receivable                             40,396     (    303)
   Decrease in accounts payable   . . .   (  25,969)   (  19,057)
                                           --------     --------
   Net cash provided by operating
    activities                             $235,900     $314,698

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .    $    -      ($ 13,526)
  Proceeds from sale of oil and gas
    properties                                1,739           -
                                           --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .    $  1,739    ($ 13,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($229,000)   ($189,000)
                                           --------     --------
  Net cash used by financing activities   ($229,000)   ($189,000)
                                           --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS  $  8,639     $112,172

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                      247,485      381,379
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                     $256,124     $493,551
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
                                             ===========  ===========


              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .      $    80,664  $   220,670
  Gas imbalance payable . . . . . . . .          235,677      235,677
                                             -----------   -----------
     Total current liabilities  . . . .      $   316,341  $   456,347

ACCRUED LIABILITY . . . . . . . . . . .      $   379,615  $   379,615

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner      ($   106,532)($   115,710)
  Limited Partners, issued and outstanding
   41,839 units   . . . . . . . . . . .        9,981,780   10,316,904
                                             -----------  -----------
     Total Partners' capital  . . . . .      $ 9,875,248  $10,201,194
                                             -----------  -----------
                                             $10,571,204  $11,037,156
                                             ===========  ===========

                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                                            1995         1994
                                         ----------   ----------
REVENUES:
  Oil and gas sales, including $528,519
   and $731,536 of sales to related
   parties (Note 2)   . . . . . . . . .  $1,205,757   $1,600,801
  Interest and other income . . . . . .       6,261        4,973
  Gain on sale of oil and gas properties     11,021        1,030
                                         ----------   ----------
                                         $1,223,039   $1,606,804

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  344,007   $  533,582
  Production tax  . . . . . . . . . . .      81,724      106,112
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties . .       466,359      667,104
  General and administrative  . . . .       128,895      151,446
                                         ----------   ----------
                                         $1,020,985   $1,458,244
                                         ----------   ----------

NET INCOME  . . . . . . . . . . . . .    $  202,054   $  148,560
                                         ==========   ==========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . .    $   62,178   $   74,895
                                         ==========   ==========
LIMITED PARTNERS - NET INCOME . . . .    $  139,876   $   73,665
                                         ==========   ==========
NET INCOME per unit . . . . . . . . . .  $     3.34   $     1.76
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .      41,839       41,839
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)


                                            1995         1994
                                          ---------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . .    $202,054   $  148,560
  Adjustments to reconcile net income to
   net cash provided by operating
   activities: Depreciation, depletion,
     and amortization of oil and gas
     properties  . . . . . . . . . . .      466,359      667,104
   Gain on sale of oil and gas properties (  11,021) (     1,030)
   Decrease in accounts receivable  . .     164,668       73,685
   Decrease in accounts payable   . . .   ( 140,006) (    54,431)
                                           --------   ----------
   Net cash provided by operating
    activities                             $682,054     $833,888

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($  6,363)  ($  59,990)
  Proceeds from sale of oil and gas
   properties                                11,021        1,030
                                           --------    ----------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .    $  4,658  ($   58,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($528,000) ($  948,000)
                                           --------   ----------
  Net cash used by financing activities   ($528,000) ($  948,000)
                                           --------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .    $158,712  ($  173,072)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                      679,615    1,198,482
                                           --------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD $838,327   $1,025,410
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
                                         ==========   ==========


              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   41,145   $   78,569
  Gas imbalance payable . . . . . . . .      88,480       88,480
                                         ----------   ----------
     Total current liabilities  . . . .  $  129,625   $  167,049

ACCRUED LIABILITY . . . . . . . . . . .  $   63,878   $   63,878

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner   ($  39,951) ($   33,134)
  Limited Partners, issued and
   outstanding, 14,321 units   .  . . .   3,476,673    3,680,914
                                         ----------   ----------
     Total Partners' capital  . . . . .  $3,436,722   $3,647,780
                                         ----------   ----------
                                         $3,630,225   $3,878,707
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                                            1995         1994
                                          ---------    ---------

REVENUES:
  Oil and gas sales, including $122,188
   and $166,187 of sales to related
   parties (Note 2)                        $448,763     $579,208
  Interest and other income . . . . . .       2,602        1,933
  Gain on sale of oil and gas properties      6,086          721
                                           --------     --------
                                           $457,451     $581,862

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $166,275     $210,967
  Production tax  . . . . . . . . . . .      28,883       36,851
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .     162,094      246,384
  General and administrative  . . . . .      44,257       52,712
                                           --------     --------
                                           $401,509     $546,914
                                           --------     --------

NET INCOME  . . . . . . . . . . . . . .    $ 55,942     $ 34,948
                                           ========     ========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . .    $ 20,183     $ 25,669
                                           ========     ========
LIMITED PARTNERS - NET INCOME . . . . .    $ 35,759     $  9,279
                                           ========     ========
NET INCOME per unit . . . . . . . . . .    $   2.50     $    .65
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .      14,321       14,321
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                              (Unaudited)

                                             1995         1994
                                          ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . .    $ 55,942     $ 34,948
  Adjustments to reconcile net income to
   net cash provided by operating
   activities: Depreciation, depletion,
     and amortization of oil and gas
     properties  . . . . . . . . . . . .    162,094      246,384
   Gain on sale of oil and gas properties (   6,086)       ( 721)
   Decrease in accounts receivable  . .      72,346       17,264
   Decrease in accounts payable   . . .   (  37,424)   (  31,406)
                                           --------     --------
   Net cash provided by operating
    activities                             $246,872     $266,469

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($  4,601)   ($ 13,924)
  Proceeds from sale of oil and gas
   properties                                 6,086          721
                                           --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .    $  1,485    ($ 13,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($267,000)   ($245,000)
                                           --------     --------
  Net cash used by financing activities   ($267,000)   ($245,000)
                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .   ($ 18,643)    $  8,266

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                      305,618      447,983
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                     $286,975     $456,249
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

     The Partnerships sell gas at market prices to Premier Gas Company ("Premier"), an affiliate of the General Partner, and Premier may then resell such gas to third parties at market prices. The following is a summary of these sales and the amount of the Partnerships' accrued oil and gas sales due from Premier as of March 31, 1995 and December 31, 1994:

                  Gas Sales                  Accrued Oil and Gas Sales
                ----------------         ----------------------------------
                3 Months Ended               As of             As of
                March 31, 1995           March 31, 1995   December 31, 1994
                ----------------         ----------------------------------

    I-B         $ 16,773                     $ 14,310        $  4,750
    I-C         2,412                           1,279           2,078
    I-D         88,757                         58,212          45,181
    I-E         528,519                       347,129         307,819
    I-F         122,188                        76,828          75,780

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

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:
                                                  Limited
                             Date of          Partner Capital
           Partnership      Activation         Contributions
           ------------  -----------------   -----------------

               I-B        July 12, 1985          $11,957,700
               I-C        December 20, 1985        8,884,900
               I-D        March 4, 1986            7,194,700
               I-E        September 10, 1986      41,839,400
               I-F        December 16, 1986       14,320,900

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

                              (Registrant)


                         By: GEODYNE PROPERTIES, INC.

                              General Partner



Date:     August 31, 1995     By:        /s/Dennis R. Neill
                                   -----------------------------------
                                             (Signature)
                                   Dennis R. Neill
                                   Senior Vice President
                                   and Director



Date:     August 31, 1995     By:       /s/Drew S. Phillips
                                   -----------------------------------

                                   (Signature)
                                   Drew S. Phillips
                                   Vice President - Controller
                                   Principal Accounting Officer