Form 10-Q
period 1995-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 1995-11-09
CIK 780200, 791067, 799178, 806613, 811031

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1995

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

                                           I-B 73-1231998
                                           I-C 73-1252536
                                           I-D 73-1265223
                                           I-E 73-1270116
                Oklahoma                   I-F 73-1292669
     ----------------------------      ----------------------

     (State or other jurisdiction    (I.R.S. Employer Identification No.)
   of incorporation or organization)


            Two West Second Street, Tulsa, Oklahoma    74103
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
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1995          1994
                                       ------------- ------------
CURRENT ASSETS:
  Cash and cash equivalents   . . . . .    $ 23,525   $   56,549
  Accounts receivable:
   Oil and gas sales, including $4,900 and
     $4,750 due from related parties
     (Note 2)                                53,876       46,468
                                           --------   ----------
      Total current assets  . . . . . .    $ 77,401   $  103,017


NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . .     718,531      903,058

DEFERRED CHARGE . . . . . . . . . . . .     100,273      120,243
                                           --------   ----------
                                           $896,205   $1,126,318
                                           ========   ==========


              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .    $  9,529   $   19,982
  Gas imbalance payable . . . . . . . .      17,999       17,999
                                           --------   ----------
     Total current liabilities  . . . .    $ 27,528   $   37,981

ACCRUED LIABILITY . . . . . . . . . . .    $ 31,395   $   37,647

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner    ($ 98,942) ($   95,948)
  Limited Partners, issued and outstanding,
   11,958 units   . . . . . . . . . . .     936,224    1,146,638
                                           --------   ----------
     Total Partners' capital  . . . . .    $837,282   $1,050,690
                                           --------   ----------
                                           $896,205   $1,126,318
                                           ========   ==========









                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                            1995          1994
                                         -----------   ----------

REVENUES:
  Oil and gas sales, including $9,543 and
   $7,780 of sales to related parties
   (Note 2)                                $ 72,499     $171,692
  Interest and other income . . . . . .         120          301
  Gain on sale of oil and gas properties        -             20
                                           --------     --------
                                           $ 72,619     $172,013

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $ 31,957     $ 46,070
  Production tax  . . . . . . . . . . .       2,010       10,120
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .      61,105      192,822
  General and administrative  . . . . .      12,595       11,440
                                           --------     --------
                                           $107,667     $260,452
                                           --------     --------

NET LOSS  . . . . . . . . . . . . . . .   ($ 35,048)   ($ 88,439)
                                           ========     ========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . .    $    692     $  3,291
                                           ========     ========
LIMITED PARTNERS - NET LOSS . . . . . .   ($ 35,740)  ($ 91,730)
                                           ========    ========
NET LOSS per unit . . . . . . . . . . .   ($   2.99)  ($   7.67)
                                           ========    ========
UNITS OUTSTANDING . . . . . . . . . . .      11,958       11,958
                                           ========     ========





















                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                            1995          1994
                                         -----------   ----------

REVENUES:
  Oil and gas sales, including $35,613 and
   $42,455 of sales to related parties
   (Note 2)                                $253,424     $389,253
  Interest and other income . . . . . .         504          703
  Gain on sale of oil and gas properties      4,771           20
                                           --------     --------
                                           $258,699     $389,976

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $107,591     $126,775
  Production tax  . . . . . . . . . . .      14,085       27,250
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .     192,039      448,976
  General and administrative  . . . . .      40,492       45,338
                                           --------     --------
                                           $354,207     $648,339
                                           --------     --------

NET LOSS  . . . . . . . . . . . . . . .   ($ 95,508)   ($258,363)
                                           ========     ========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . .    $  2,906     $  5,041
                                           ========     ========
LIMITED PARTNERS - NET LOSS . . . . . .   ($ 98,414)   ($263,404)
                                           ========     ========
NET LOSS per unit . . . . . . . . . . .   ($   8.23)   ($  22.03)
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .      11,958       11,958
                                           ========     ========





















                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                             1995         1994
                                           ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . .   ($ 95,508)   ($258,363)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation, depletion, and amortization
     of oil and gas properties  . . . .     192,039      448,976
   Gain on sale of oil and gas properties (   4,771)   (      20)
   (Increase) Decrease in accounts
     receivable                           (   7,408)      14,369
   Decrease in deferred charge  . . . .      19,970          -
   Increase (Decrease) in accounts
     payable                              (  10,453)       1,812
   Decrease in accrued liability  . . .   (   6,252)         -
                                           --------     --------
  Net cash provided by operating
    activities                             $ 87,617     $206,774

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($  7,695)   ($     13)
  Proceeds from sale of oil and gas
    properties                                4,954           20
                                           --------     --------
  Net cash provided (used) by investing
    activities  . . . . . . . . . . . .   ($  2,741)    $      7

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($117,900)   ($156,000)
                                           --------     --------
  Net cash used by financing activities   ($117,900)   ($156,000)
                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .   ($ 33,024)    $ 50,781

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                       56,549       54,810
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD $ 23,525     $105,591
                                           ========     ========










                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                        COMBINED BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                       September 30, December 31,
                                           1995          1994
                                        -----------  ------------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .    $112,466   $  116,512
  Accounts receivable:
   Oil and gas sales, including $0 and
     $2,078 due from related parties
     (Note 2)                               139,836      142,877
                                           --------   ----------
     Total current assets . . . . . . .    $252,302   $  259,389

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .     620,259      783,132

DEFERRED CHARGE . . . . . . . . . . . .      48,954       53,687
                                           --------   ----------
                                           $921,515   $1,096,208
                                           ========   ==========


              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .    $ 18,169   $   21,359
  Gas imbalance payable . . . . . . . .       2,369        2,369
                                           --------   ----------
     Total current liabilities  . . . .    $ 20,538   $   23,728

ACCRUED LIABILITY . . . . . . . . . . .    $ 17,245   $   18,912

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner    ($ 65,775) ($   63,764)
  Limited Partners, issued and outstanding,
   8,885 units  . . . . . . . . . . . .     949,507    1,117,332
                                           --------   ----------
     Total Partners' capital  . . . . .    $883,732   $1,053,568
                                           --------   ----------
                                           $921,515   $1,096,208
                                           ========   ==========











                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                              1995        1994
                                           ---------   ----------

REVENUES:
  Oil and gas sales, including $0 and
   $3,687 of sales to related parties
   (Note 2)                                $222,357     $268,856
  Interest and other income . . . . . .         977        1,046
  Gain on sale of oil and gas properties        -              4
                                           --------     --------
                                           $223,334     $269,906


COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $ 55,458     $ 67,689
  Production tax  . . . . . . . . . . .      15,827        4,715
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .      55,857       87,660
  General and administrative  . . . . .      24,730       24,160
                                           --------     --------
                                           $151,872     $184,224
                                           --------     --------

NET INCOME  . . . . . . . . . . . . . .    $ 71,462     $ 85,682
                                           ========     ========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . .    $  5,807     $  7,791
                                           ========     ========
LIMITED PARTNERS - NET INCOME . . . . .    $ 65,655     $ 77,891
                                           ========     ========
NET INCOME per unit . . . . . . . . . .    $   7.39     $   8.77
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .       8,885        8,885
                                           ========     ========




















                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                             1995         1994
                                           ---------   ----------

REVENUES:
  Oil and gas sales, including $3,654 and
   $14,695 of sales to related parties
   (Note 2)                                $615,805     $819,611
  Interest and other income . . . . . .       2,999        2,284
  Gain on sale of oil and gas properties      9,699            4
                                           --------     --------
                                           $628,503     $821,899


COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $163,909     $229,104
  Production tax  . . . . . . . . . . .      46,974       41,701
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .     162,761      279,340
  General and administrative  . . . . .      77,295       80,467
                                           --------     --------
                                           $450,939     $630,612
                                           --------     --------

NET INCOME  . . . . . . . . . . . . . .    $177,564     $191,287
                                           ========     ========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . .    $ 15,389     $ 20,738
                                           ========     ========
LIMITED PARTNERS - NET INCOME . . . . .    $162,175     $170,549
                                           ========     ========
NET INCOME per unit . . . . . . . . . .    $  18.25     $  19.20
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .       8,885        8,885
                                           ========     ========




















                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                             1995         1994
                                           --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . .    $177,564     $191,287
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties  . .    162,761      279,340
   Gain on sale of oil and gas
     properties. . . . . . . . . . . . .  (   9,699)   (       4)
   Decrease in accounts receivable  . .       3,041       17,744
   Decrease in deferred charge  . . . .       4,733          -
   Increase (Decrease) in accounts
     payable                              (   3,190)         266
   Decrease in accrued liability  . . .   (   1,667)         -
                                           --------     --------
  Net cash provided by operating
    activities                             $333,543     $488,633

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of oil and gas
    properties                             $  9,811     $      4
                                           --------     --------

  Net cash provided by investing
    activities                             $  9,811     $      4

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($347,400)   ($410,000)
                                           --------     --------
  Net cash used by financing activities   ($347,400)   ($410,000)
                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .   ($  4,046)    $ 78,637

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                 116,512       87,702
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                $112,466     $166,339
                                           ========     ========












                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                       September 30, December 31,
                                           1995          1994
                                       ------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents . . . . . .  $  233,833   $  247,485
  Accounts receivable:
   Oil and gas sales, including $54,104
     and $45,181 due from related
     parties (Note 2)                       196,607      213,580
                                         ----------   ----------
      Total current assets  . . . . . .  $  430,440   $  461,065

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method   . . .   1,067,823    1,274,781

DEFERRED CHARGE . . . . . . . . . . . .      94,114       97,856
                                         ----------   ----------
                                         $1,592,377   $1,833,702
                                         ==========   ==========


                   LIABILITIES AND PARTNERS' CAPITAL


CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   14,239   $   36,349
  Gas imbalance payable . . . . . . . .      77,340       77,340
                                         ----------   ----------
     Total current liabilities  . . . .  $   91,579   $  113,689

ACCRUED LIABILITY . . . . . . . . . . .  $   39,632   $   41,208

PARTNERS' CAPITAL:
  General Partner and Managing Partner $ 6,384 $ 9,506 Limited Partners, issued and
    outstanding, 7,195 units  . . . . . . 1,454,782    1,669,299
                                         ----------   ----------
     Total Partners' capital  . . . . .  $1,461,166   $1,678,805
                                         ----------   ----------
                                         $1,592,377   $1,833,702
                                         ==========   ==========











                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                            1995         1994
                                          ---------    ---------

REVENUES:
  Oil and gas sales, including $85,917 and
   $147,642 of sales to related parties
   (Note 2)   . . . . . . . . . . . . .    $345,921     $459,440
  Interest income . . . . . . . . . . .       1,862        3,502
  Gain (Loss) on sale of oil and
    gas properties                        (   2,859)         862
                                           --------     --------
                                           $344,924     $463,804

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $ 48,873     $ 46,529
  Production tax  . . . . . . . . . . .      25,846       32,128
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . . . .   81,909      164,201
  General and administrative  . . . . .      21,284       21,127
                                           --------     --------
                                           $177,912     $263,985
                                           --------     --------

NET INCOME  . . . . . . . . . . . . . .    $167,012     $199,819
                                           ========     ========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . .    $ 36,519     $ 52,961
                                           ========     ========
LIMITED PARTNERS - NET INCOME . . . . .    $130,493     $146,858
                                           ========     ========
NET INCOME per unit . . . . . . . . . .    $  18.14     $  20.41
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .       7,195        7,195
                                           ========     ========





















                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                            1995         1994
                                          ---------    ---------

REVENUES:
  Oil and gas sales, including $261,003 and
   $403,819 of sales to related parties
   (Note 2)   . . . . . . . . . . . . .    $882,567   $1,328,869
  Interest income . . . . . . . . . . .       5,917        8,312
  Gain on sale of oil and gas properties        183        1,076
                                           --------   ----------
                                           $888,667   $1,338,257

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $126,617   $  171,852
  Production tax  . . . . . . . . . . .      66,758       87,825
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .     203,739      464,516
  General and administrative  . . . . .      69,192       70,410
                                           --------   ----------
                                           $466,306   $  794,603
                                           --------   ----------

NET INCOME  . . . . . . . . . . . . . .    $422,361   $  543,654
                                           ========   ==========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . .    $ 91,878   $  146,580
                                           ========   ==========
LIMITED PARTNERS - NET INCOME . . . . .    $330,483   $  397,074
                                           ========   ==========
NET INCOME per unit . . . . . . . . . .    $  45.93   $    55.19
                                           ========   ==========
UNITS OUTSTANDING . . . . . . . . . . .       7,195        7,195
                                           ========   ==========






















                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                            1995         1994
                                          ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . .    $422,361     $543,654
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties  . . .  203,739      464,516
   Gain on sale of oil and gas
     properties . . . . . . . . . . . . . (     183)   (   1,076)
   Decrease in accounts receivable  . .      16,973       39,100
   Decrease in deferred charge  . . . .       3,742          -
   Decrease in accounts payable   . . .   (  22,110)   (  12,119)
   Decrease in gas imbalance payable  .         -      (  55,862)
   Decrease in accrued liability  . . .   (   1,576)   (   3,969)
                                           --------     --------
  Net cash provided by operating
    activities . . . . . . . . . . . .     $622,946     $974,244

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($    337)   ($ 37,292)
  Proceeds from sale of oil and
    gas properties . . . . . . . . . .        3,739        1,076
                                           --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .    $  3,402    ($ 36,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($640,000)   ($838,000)
                                           --------     --------
  Net cash used by financing activities   ($640,000)   ($838,000)
                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .   ($ 13,652)    $100,028

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                 247,485      381,379
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                $233,833     $481,407
                                           ========     ========











                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED BALANCE SHEETS
                              (Unaudited)


                                ASSETS

                                        September 30, December 31,
                                           1995          1994
                                         -----------  -----------

CURRENT ASSETS:
  Cash and cash equivalents   . . . . .   $  741,212  $   679,615
  Accounts receivable:
   Oil and gas sales, including $311,457
     and $307,819 due from related
     parties (Note 2)                        736,290      862,080
                                          ----------  -----------
     Total current assets . . . . . . .   $1,477,502  $ 1,541,695

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .    7,215,257    8,550,992

DEFERRED CHARGE . . . . . . . . . . . .      869,228      944,469
                                          ----------  -----------
                                          $9,561,987  $11,037,156
                                          ==========  ===========


              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $  113,345   $   220,670
  Gas imbalance payable . . . . . . . .     235,677       235,677
                                         ----------   -----------
     Total current liabilities  . . . .  $  349,022   $   456,347

ACCRUED LIABILITY . . . . . . . . . . .  $  349,373   $   379,615

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner  ($  100,257) ($   115,710)
  Limited Partners, issued and
   outstanding 41,839 units   . . . ..    8,963,849    10,316,904
                                         ----------   -----------
     Total Partners' capital  . . . . .  $8,863,592   $10,201,194
                                         ----------   -----------
                                         $9,561,987   $11,037,156
                                         ==========   ===========











                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                            1995         1994
                                         ----------   ----------

REVENUES:
  Oil and gas sales, including $496,527
   and $624,637 of sales to related
   parties (Note 2)   . . . . . . . . .  $1,219,446   $1,693,405
  Interest and other income . . . . . .       7,038        7,458
  Gain (Loss) on sale of oil and
    gas properties                      (     9,402)       4,510
                                         ----------   ----------
                                         $1,217,082   $1,705,373

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  369,718   $  336,555
  Production tax  . . . . . . . . . . .      84,001      117,117
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . . .    507,629      725,336
  General and administrative  . . . . .     123,189      121,648
                                         ----------   ----------
                                         $1,084,537   $1,300,656
                                         ----------   ----------

NET INCOME  . . . . . . . . . . . . . .  $  132,545   $  404,717
                                         ==========   ==========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . .  $   90,950   $  105,752
                                         ==========   ==========
LIMITED PARTNERS - NET INCOME . . . . .  $   41,595   $  298,965
                                         ==========   ==========
NET INCOME per unit . . . . . . . . . .  $      .99   $     7.15
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .      41,839       41,839
                                         ==========   ==========





















                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                            1995         1994
                                         ----------   ----------

REVENUES:
  Oil and gas sales, including $1,531,255
   and $2,122,155 of sales to related
   parties (Note 2)   . . . . . . . . . .$3,454,191   $4,865,836
  Interest and other income . . . . . .      20,634       18,361
  Gain (Loss) on sale of oil and gas
    properties                          (     2,679)      11,584
                                         ----------   ----------
                                         $3,472,146   $4,895,781

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $1,033,208   $1,303,533
  Production tax  . . . . . . . . . . .     236,740      331,783
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . . .  1,352,868    2,092,139
  General and administrative  . . . . .     392,932      396,853
                                         ----------   ----------
                                         $3,015,748   $4,124,308
                                         ----------   ----------

NET INCOME  . . . . . . . . . . . . . .  $  456,398   $  771,473
                                         ==========   ==========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . .  $  224,453   $  265,440
                                         ==========   ==========
LIMITED PARTNERS - NET INCOME . . . . .  $  231,945   $  506,033
                                         ==========   ==========
NET INCOME per unit . . . . . . . . . .  $     5.54   $    12.09
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .      41,839       41,839
                                         ==========   ==========




















                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                            1995         1994
                                          ---------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . .  $  456,398   $  771,473
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties  . .  1,352,868    2,092,139
   (Gain) Loss on sale of oil and gas
     properties . . . . . . . . . . . .       2,679  (    11,584)
   Decrease in accounts receivable  . .     125,790       77,472
   Decrease in deferred charge  . . . .      75,241         -
   Decrease in accounts payable   . . . (   107,325) (    16,876)
   Decrease in gas imbalance payable  .         -    (   179,470)
   Decrease in accrued liability  . . . (    30,242) (     4,507)
                                         ----------   ----------
  Net cash provided by operating
    activities                           $1,875,409   $2,728,647

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . ($   42,003) ($  139,986)
  Proceeds from sale of oil and gas
    properties . . . . . . . . . . . .       22,191       11,584
                                         ----------   ----------
  Net cash used by investing
    activities                          ($   19,812) ($  128,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . .   ($1,794,000) ($2,617,000)
                                         ----------   ----------
  Net cash used by financing
    activities                          ($1,794,000) ($2,617,000)
                                         ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .  $   61,597  ($   16,755)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                 679,615    1,198,482
                                         ----------   ----------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                              $  741,212   $1,181,727
                                         ==========   ==========













                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED BALANCE SHEETS
                              (Unaudited)


                                ASSETS


                                       September 30, December 31,
                                           1995          1994
                                       ------------ ------------

CURRENT ASSETS:
  Cash and cash equivalents . . . . . .  $  237,549   $  305,618
  Accounts receivable:
   Oil and gas sales, including $69,809
     and $75,780 due from related
     parties (Note 2)                       279,675      343,004
                                         ----------   ----------
      Total current assets  . . . . . .  $  517,224   $  648,622

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . .   2,298,462    2,742,460

DEFERRED CHARGE . . . . . . . . . . . .     513,567      487,625
                                         ----------   ----------
                                         $3,329,253   $3,878,707
                                         ==========   ==========


              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   52,921   $   78,569
  Gas imbalance payable . . . . . . . .      88,480       88,480
                                         ----------   ----------
     Total current liabilities  . . . .  $  141,401   $  167,049

ACCRUED LIABILITY . . . . . . . . . . .  $   67,277   $   63,878

PARTNERS' CAPITAL (DEFICIT):
  General Partner and Managing Partner   $    3,746  ($   33,134)
  Limited Partners, issued and outstand-
   ing, 14,321 units   . . . . . . . . .  3,116,829    3,680,914
                                         ----------   ----------
     Total Partners' capital  . . . . .  $3,120,575   $3,647,780
                                         ----------   ----------
                                         $3,329,253   $3,878,707
                                         ==========   ==========










                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                            1995         1994
                                          ---------    ---------

REVENUES:
  Oil and gas sales, including $116,247 and
   $132,555 of sales to related parties
   (Note 2)                                $455,507     $653,156
  Interest and other income . . . . . .       1,997        3,525
  Gain (Loss) on sale of oil and gas
    properties                            (   3,160)       2,183
                                           --------     --------
                                           $454,344     $658,864

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $149,856     $161,363
  Production tax  . . . . . . . . . . .      31,008       45,175
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .     174,567      273,989
  General and administrative  . . . . .      42,278       41,874
                                           --------     --------
                                           $397,709     $522,401
                                           --------     --------

NET INCOME  . . . . . . . . . . . . . .    $ 56,635     $136,463
                                           ========     ========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . .    $ 32,935     $ 38,305
                                           ========     ========
LIMITED PARTNERS - NET INCOME . . . . .    $ 23,700     $ 98,158
                                           ========     ========
NET INCOME per unit . . . . . . . . . .    $   1.65     $   6.85
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .      14,321       14,321
                                           ========     ========






















                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                            1995         1994
                                          ---------    ---------

REVENUES:
  Oil and gas sales, including $357,900
   and $504,957 of sales to related
   parties (Note 2) . . . . . . . . . .  $1,285,238   $1,825,208
  Interest and other income . . . . . .       6,922        8,214
  Gain on sale of oil and gas
    properties . . . . . . . . . . . .        2,360        6,279
                                         ----------   ----------
                                         $1,294,520   $1,839,701

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  442,270   $  559,451
  Production tax  . . . . . . . . . . .      86,293      122,065
  Depreciation, depletion, and amortiza-
   tion of oil and gas properties  . . .    464,692      784,796
  General and administrative  . . . . .     135,470      137,672
                                         ----------   ----------
                                         $1,128,725   $1,603,984
                                         ----------   ----------

NET INCOME  . . . . . . . . . . . . . .  $  165,795   $  235,717
                                         ==========   ==========
GENERAL PARTNER AND MANAGING
  PARTNER - NET INCOME  . . . . . . . .  $  114,880   $   94,203
                                         ==========   ==========
LIMITED PARTNERS - NET INCOME . . . . .  $   50,915   $  141,514
                                         ==========   ==========
NET INCOME per unit . . . . . . . . . .  $     3.56   $     9.88
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .      14,321       14,321
                                         ==========   ==========























                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)



                                             1995         1994
                                          ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . .    $165,795     $235,717
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties  . .    464,692      784,796
   Gain on sale of oil and gas
     properties . . . . . . . . . . . .   (   2,360)   (   6,279)
   (Increase) Decrease in accounts
     receivable                              63,329    (  44,131)
   Increase in deferred charge  . . . .   (  25,942)         -
   Decrease in accounts payable   . . .   (  25,648)   (  18,683)
   Decrease in gas imbalance payable  .         -      (  61,684)
   Increase (Decrease) in accrued
     liability                                3,399    (   2,345)
                                           --------     --------
  Net cash provided by operating
    activities                             $643,265     $887,391

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($ 29,694)   ($ 42,658)
  Proceeds from sale of oil and gas
    properties                               11,360        6,279
                                           --------     --------
  Net cash used by investing activities   ($ 18,334)   ($ 36,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($693,000)   ($789,000)
                                           --------     --------
  Net cash used by financing activities   ($693,000)   ($789,000)
                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .   ($ 68,069)    $ 62,012

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD . . . . . . . . . . . . . .     305,618      447,983
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                $237,549     $509,995
                                           ========     ========










                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME I LIMITED PARTNERSHIPS
         CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The combined balance sheets as of September 30, 1995, combined statements of operations for the three and nine months ended September 30, 1995 and 1994 and combined statements of cash flows for the nine months ended September 30, 1995 and 1994 have been prepared by Geodyne Properties, Inc., ("Geodyne"), the General Partner of the Geodyne Energy Income I Limited Partnerships (collectively, the "Partnerships"), and are unaudited. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 1995, the combined results of operations for the three and nine months ended September 30, 1995 and 1994 and the combined cash flows for the nine months ended September 30, 1995 and 1994.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

     If net oil and gas properties exceed future net revenues, a provision to reduce the carrying value of oil and gas properties will be recorded for the excess amount.

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the nine months ended September 30, 1995 the following payments were made to the General Partner or its affiliates by the Partnerships:

                       Direct General    Administrative
         Partnership and Administrative     Overhead
         ----------- ------------------  --------------
            I-B            $ 6,553           $ 33,939
            I-C              6,780             70,515
            I-D              9,234             59,958
            I-E             44,272            348,660
            I-F             16,130            119,340

     An affiliated company is the operator of certain of the Partnerships' properties and its policy is to bill the Partnerships for all customary charges and cost reimbursements associated with its activities, together with any compressor rental, consulting, or other services provided.



                                          Gas Sales
                         --------------------------------------------
                             3 Months Ended         9 Months Ended
    Partnership           September 30, 1995      September 30, 1995
    -----------          -------------------      -------------------

          I-B                 $  9,543                 $   35,613
          I-C                        0                      3,654
          I-D                   85,917                    261,003
          I-E                  496,527                  1,531,255
          I-F                  116,247                    357,900

                                 Accrued Oil and Gas Sales
                         --------------------------------------------
                               As of                    As of
    Partnership           September 30, 1995        December 31, 1994
    -----------          -------------------        -----------------

          I-B                 $  4,900                 $    4,750
          I-C                        0                      2,078
          I-D                   54,104                     45,181
          I-E                  311,457                    307,819
          I-F                   69,809                     75,780

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

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:
                                              Limited
                           Date of        Partner Capital
           Partnership    Activation       Contributions
           ----------------------------- -----------------

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

     Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. Over the last several years, the domestic energy industry and the Partnerships have contended with volatile, but generally low, oil and gas prices. Over the last few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 1995 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     RESULTS OF OPERATIONS
     ---------------------

     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables within "Results of Operations". Generally, the Production Partnerships' operations during the three and nine months ended September 30, 1995 reflect a decrease in total revenues compared to the same periods in 1994. Management believes this decrease generally resulted from a number of factors including, but not limited to, a decrease in production from certain significant wells and decreases in the average natural gas sales prices. Refer to "Liquidity and Capital Resources" above for a discussion of factors impacting prices and production volumes.

     I-B PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                   Three months ended September 30,
                                  ---------------------------------
                                       1995            1994
                                       ----            ----
        Oil and gas sales             $72,499        $171,692
        Direct operating expenses     $33,967        $ 56,190
        Barrels produced                  905           4,802
        Mcf produced                   41,638          53,298
        Average price/Bbl             $ 16.27        $  15.31
        Average price/Mcf             $  1.39        $   1.84

     Total oil and gas sales decreased 57.8% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 3,897 barrels and 11,660 Mcf, respectively, for the three months ended September 30, 1995 as compared to the similar period in 1994. Volumes of oil and natural gas sold decreased primarily due to an increase in production for the three months ended September 30, 1994 on one of the I-B Partnership's significant wells and a prior period adjustment in the same period by a purchaser on a significant well that started producing in 1994 due to a redrill. Natural gas prices decreased to an average of $1.39 per Mcf for the three months ended September 30, 1995 from an average of $1.84 per Mcf for the three months ended September 30, 1994. Oil prices increased to an average of $16.27 per barrel for the three months ended September 30, 1995 from an average of $15.31 per barrel for the three months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $22,223 for the three months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, these expenses increased to 46.8% for the three months ended September 30, 1995 from

32.7% for the three months ended September 30, 1994.   This percentage
increase was primarily due to the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $131,717 for the three months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and several properties in which the I-B Partnership owned an interest having been significantly depleted, leaving a smaller basis to deplete in the three months ended September 30, 1995. As a percentage of total revenues, this expense decreased to 84.1% for the three months ended September 30, 1995 from 112.1% for the three months ended September 30, 1994. This decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization mentioned above.

     General and administrative expenses increased $1,155 for the three months ended September 30, 1995 as compared to the similar period in 1994 primarily due to an increase in printing and postage fees. As a percentage of total revenues, these expenses increased to 17.3% for the three months ended September 30, 1995 from 6.7% for the three months ended September 30, 1994. This increase expressed as a percentage of total revenues was primarily due to a decrease in oil and natural gas sales.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                    Nine months ended September 30,
                                    -------------------------------
                                       1995            1994
                                       ----            ----
        Oil and gas sales            $253,424        $389,253
        Direct operating expenses    $121,676        $154,025
        Barrels produced                3,991           7,610
        Mcf produced                  123,968         145,529
        Average price/Bbl            $  16.78        $  14.88
        Average price/Mcf            $   1.50        $   1.90

     Total oil and gas sales decreased 34.9% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 3,619 barrels and 23,561 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the similar period in 1994. Volumes of oil sold decreased primarily due to an increase in production on two of the I-B Partnership's more significant wells, one of which was a redrill, for the nine months ended September 30, 1994. Natural gas prices decreased to an average of $1.50 per Mcf for the nine months ended September 30, 1995 from an average of $1.90 per Mcf for the nine months ended September 30, 1994. Oil prices increased to an average of $16.78 per barrel for the nine months ended September 30, 1995 from an average of $14.88 per barrel for the nine months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $32,349 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, these expenses increased to 47.0% for the nine months ended September 30, 1995 from 39.5% for the nine months ended September 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $256,937 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and several properties in which the I-B Partnership owned an interest having been significantly depleted, leaving a smaller basis to deplete in the nine months ended September 30, 1995. As a percentage of total revenues, this expense decreased to 74.2% for the nine months ended September 30, 1995 from 115.1% for the nine months ended September 30, 1994. This decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization mentioned above.

     General and administrative expenses decreased $4,846 for the nine months ended September 30, 1995 as compared to the similar period in 1994 primarily due to a decrease in accounting fees. As a percentage of total revenues, these expenses increased to 15.7% for the nine months ended September 30, 1995 from 11.6% for the nine months ended September 30, 1994. This increase as a percentage of total revenues was primarily due to the decrease in oil and natural gas sales.

     The Limited Partners have received cash distributions through September 30, 1995 totalling $6,331,527 or 52.95% of Limited Partners' capital contributions.

     I-C PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                    Three months ended September 30,
                                    --------------------------------
                                       1995            1994
                                       ----            ----
        Oil and gas sales            $222,357        $268,856
        Direct operating expenses    $ 71,285        $ 72,404
        Barrels produced                7,319           8,212
        Mcf produced                   51,842          57,414
        Average price/Bbl            $  16.26        $  17.80
        Average price/Mcf            $   1.99        $   2.14

     Total oil and gas sales decreased 17.3% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes and average prices of oil and natural gas sold. Volumes of oil and natural gas sold decreased 893 barrels and 5,572 Mcf, respectively, for the three months ended September 30, 1995 as compared to the similar period in 1994. Natural gas prices decreased to an average of $1.99 per Mcf for the three months ended September 30, 1995 from an average of $2.14 per Mcf for the three months ended September 30, 1994. Oil prices decreased to an average of $16.26 per barrel for the three months ended September 30, 1995 from an average of $17.80 per barrel for the three months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) remained relatively constant for the three months ended September 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses increased to 31.9% for the three months ended September 30, 1995 from 26.8% for the three months ended September 30, 1994. This percentage increase was primarily due to the decreases in the average prices of oil and natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $31,803 for the three months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense decreased to 25.0% for the three months ended September 30, 1995 from 32.5% for the three months ended September 30, 1994. This percentage decrease was primarily due to the upward revisions mentioned above, partially offset by the decreases in the average prices of oil and natural gas sold.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses increased to 11.1% for the three months ended September 30, 1995 as compared to 9.0% for the three months ended September 30, 1994 primarily due to a decrease in oil and natural gas sales.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                    Nine months ended September 30,
                                    -------------------------------
                                       1995            1994
                                       ----            ----
        Oil and gas sales            $615,805        $819,611
        Direct operating expenses    $210,883        $270,805
        Barrels produced               20,506          24,276
        Mcf produced                  155,983         194,312
        Average price/Bbl            $  16.85        $  15.69
        Average price/Mcf            $   1.73        $   2.26

     Total oil and gas sales decreased 24.9% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 3,770 barrels and 38,329 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the similar period in 1994. Volumes of natural gas sold decreased primarily due to one of the I-D Partnership's more significant wells not producing at maximum capacity due to a state imposed allowable for this well. Natural gas prices decreased to an average of $1.73 per Mcf for the nine months ended September 30, 1995 from an average of $2.26 per Mcf for the nine months ended September 30, 1994. Oil prices increased to an average of $16.85 per barrel for the nine months ended September 30, 1995 from an average of $15.69 per barrel for the nine months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $59,922 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, these expenses remained relatively constant at 33.6% for the nine months ended September 30, 1995 as compared to 32.9% for the nine months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $116,579 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense decreased to 25.9% for the nine months ended September 30, 1995 from 34.0% for the nine months ended September 30, 1994. This decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

     General and administrative expenses decreased $3,172 for the nine months ended September 30, 1995 as compared to the similar period in 1994 primarily due to a decrease in accounting fees. As a percentage of total revenues, these expenses increased to 12.3% for the nine months ended September 30, 1995 from 9.8% for the nine months ended September 30, 1994. This increase expressed as a percentage of total revenues was primarily due to a decrease in oil and natural gas sales.

     The Limited Partners have received cash distributions through September 30, 1995 totalling $6,570,300 or 73.95% of Limited Partners' capital contributions.


     I-D PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                    Three months ended September 30,
                                    --------------------------------
                                       1995            1994
                                       ----            ----
        Oil and gas sales            $345,921        $459,440
        Direct operating expenses    $ 74,719        $ 78,657
        Barrels produced                5,574           7,829
        Mcf produced                  169,259         183,214
        Average price/Bbl            $  15.02        $  16.28
        Average price/Mcf            $   1.55        $   1.81

     Total oil and gas sales decreased 24.7% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes and average prices of oil and natural gas sold. Volumes of oil and natural gas sold decreased 2,255 barrels and 13,955 Mcf, respectively, for the three months ended September 30, 1995 as compared to the similar period in 1994. Volumes of oil sold
decreased  primarily   due  to  one  of  the  I-D  Partnership's  more
significant wells not producing at maximum capacity due to a state imposed allowable for this well. Natural gas prices decreased to an average of $1.55 per Mcf for the three months ended September 30, 1995 from an average of $1.81 per Mcf for the three months ended September 30, 1994. Oil prices decreased to an average of $15.02 per barrel for the three months ended September 30, 1995 from an average of $16.28 per barrel for the three months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $3,938 for the three months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, these expenses increased to 21.7% for the three months ended September 30, 1995 from 17.0% for the three months ended September 30, 1994. This percentage increase was due to the decreases in the average prices of oil and natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $82,292 for the three months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense decreased to 23.7% for the three months ended September 30, 1995 from 35.4% for the three months ended September 30, 1994. This percentage decrease was primarily due to the upward revisions mentioned above, partially offset by the decreases in the average prices of oil and natural gas sold.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses remained relatively constant at 6.2% for the three months ended September 30, 1995 as compared to 4.6% for the three months ended September 30, 1994.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                    Nine months ended September 30,
                                    -------------------------------
                                       1995             1994
                                       ----            ----
        Oil and gas sales            $882,567      $1,328,869
        Direct operating expenses    $193,375      $  259,677
        Barrels produced               15,478          20,245
        Mcf produced                  422,926         529,721
        Average price/Bbl            $  16.33      $    15.32
        Average price/Mcf            $   1.49      $     1.92

     Total oil and gas sales decreased 33.6% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 4,767 barrels and 106,795 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the similar period in 1994. Volumes of oil sold decreased primarily due to one of the I-D Partnership's more significant wells not producing at maximum capacity due to a state imposed allowable for this well. Volumes of natural gas sold decreased primarily due to one of the I-D Partnership's more significant wells not producing at maximum capacity due to a state imposed allowable for this well and a gas balancing adjustment. Natural gas prices decreased to an average of $1.49 per Mcf for the nine months ended September 30, 1995 from an average of $1.92 per Mcf for the nine months ended September 30, 1994. Oil prices increased to an average of $16.33 per barrel for the nine months ended September 30, 1995 from an average of $15.32 per barrel for the nine months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $66,302 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, these expenses increased to 21.8% for the nine months ended September 30, 1995 from 19.4% for the nine months ended September 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $260,777 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense decreased to 22.9% for the nine months ended September 30, 1995 from 34.7% for the nine months ended September 30, 1994. This decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses increased to 7.8% for the nine months ended September 30, 1995 from 5.3% for the nine months ended September 30, 1994. This increase as a percentage of total revenues was primarily due to the decrease in oil and natural gas sales.

     The Limited Partners have received cash distributions through September 30, 1995 totalling $10,604,175 or 147.39% of Limited Partners' capital contributions.

     I-E PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                    Three months ended September 30,
                                    --------------------------------
                                       1995            1994
                                       ----            ----
        Oil and gas sales          $1,219,446      $1,693,405
        Direct operating expenses  $  453,719      $  453,672
        Barrels produced               21,803          37,065
        Mcf produced                  661,781         669,417
        Average price/Bbl          $    15.04      $    16.04
        Average price/Mcf          $     1.35      $     1.64

     Total oil and gas sales decreased 28.0% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes and average prices of oil and natural gas sold. Volumes of oil and natural gas sold decreased 15,262 barrels and 7,636 Mcf, respectively, for the three months ended September 30, 1995 as compared to the similar period in 1994. Volumes of oil sold decreased primarily due to (i) positive prior period adjustments during the three months ended September 30, 1994, (ii) the sale of one of the I-E Partnership's significant wells and (iii) normal declines in production on several of the I-E Partnership's wells during the three months ended September 30, 1995. Natural gas prices decreased to an average of $1.35 per Mcf for the three months ended September 30, 1995 from an average of $1.64 per Mcf for the three months ended September 30, 1994. Oil prices decreased to an average of $15.04 per barrel for the three months ended September 30, 1995 from an average of $16.04 per barrel for the three months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) remained relatively constant for the three months ended September 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses increased to 37.3% for the three months ended September 30, 1995 from 26.6% for the three months ended September 30, 1994. This percentage increase was primarily due to the decreases in the average prices of oil and natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $217,707 for the three months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense remained relatively constant at 41.7% for the three months ended September 30, 1995 as compared to 42.5% for the three months ended September 30, 1994 due to the offsetting effects of the dollar decrease in depreciation, depletion, and amortization and the decreases in the average prices of oil and natural gas sold.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of total revenues, these expenses increased to 10.1% for the three months ended September 30, 1995 from 7.1% for the three months ended September 30, 1994. This increase expressed as a percentage of total revenues was primarily due to a decrease in oil and natural gas sales.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                 Nine months ended September 30,
                                 -------------------------------
                                       1995            1994
                                       ----            ----
        Oil and gas sales          $3,454,191      $4,865,836
        Direct operating expenses  $1,269,948      $1,635,316
        Barrels produced               66,117          89,358
        Mcf produced                1,797,135       2,036,154
        Average price/Bbl          $    16.12      $    14.96
        Average price/Mcf          $     1.33      $     1.73

     Total oil and gas sales decreased 29.0% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 23,241 barrels and 239,019 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the similar period in 1994. Volumes of oil sold decreased primarily due to (i) positive prior period adjustments during the nine months ended September 30, 1994, (ii) the sale of one of the I-E Partnership's significant wells and (iii) normal declines in production on several of the I-E Partnership's wells during the nine months ended September 30, 1995. Natural gas prices decreased to an average of $1.33 per Mcf for the nine months ended September 30, 1995 from an average of $1.73 per Mcf for the nine months ended September 30, 1994. Oil prices increased to an average of $16.12 per barrel for the nine months ended September 30, 1995 from an average of $14.96 per barrel for the nine months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $365,368 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to decreases in (i) the volumes of oil and natural gas sold, (ii) repairs, (iii) ad valorem taxes and (iv) workover expenses for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of total revenues, these expenses increased to 36.6% for the nine months ended September 30, 1995 from 33.4% for the nine months ended September 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $739,271 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense decreased to 39.0% for the nine months ended September 30, 1995 from 42.7% for the nine months ended September 30, 1994. This decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses increased to 11.3% for the nine months ended September 30, 1995 from 8.1% for the nine months ended September 30, 1994. This increase as a percentage of total revenues was primarily due to the decrease in oil and natural gas sales.

     The Limited Partners have received cash distributions through September 30, 1995 totalling $42,868,552 or 102.46% of Limited Partners' capital contributions.

     I-F PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                   Three months ended September 30,
                                   --------------------------------
                                       1995            1994
                                       ----            ----
        Oil and gas sales            $455,507        $653,156
        Direct operating expenses    $180,864        $206,538
        Barrels produced               10,720          19,277
        Mcf produced                  209,864         205,419
        Average price/Bbl            $  15.21        $  16.02
        Average price/Mcf            $   1.39        $   1.68

     Total oil and gas sales decreased 30.3% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As shown in the above table, this decrease was due to the decrease in the volumes of oil sold and average prices of oil and natural gas sold, partially offset by the increase in the volumes of natural gas sold. Volumes of oil sold decreased 8,557 barrels and volumes of natural gas sold increased 4,445 Mcf for the three months ended September 30, 1995 as compared to the similar period in 1994. Volumes of oil sold decreased primarily due to (i) positive prior period adjustments during the three months ended September 30, 1994, (ii) the sale of one of the I-E Partnership's significant wells and (iii) normal declines in production on several of the I-F Partnership's wells during the three months ended September 30, 1995 compared to the three months ended September 30, 1994. Natural gas prices decreased to an average of $1.39 per Mcf for the three months ended September 30, 1995 from an average of $1.68 per Mcf for the three months ended September 30, 1994. Oil prices decreased to an average of $15.21 per barrel for the three months ended September 30, 1995 from an average of $16.02 per barrel for the three months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $25,674 for the three months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil sold. As a percentage of total revenues, these expenses increased to 39.8% for the three months ended September 30, 1995 from 31.3% for the three months ended September 30, 1994. This percentage increase was primarily due to the decreases in the average prices of oil and natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $99,422 for the three months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense decreased to 38.4% for the three months ended September 30, 1995 from 41.6% for the three months ended September 30, 1994. This percentage decrease was primarily due to the upward revisions mentioned above, partially offset by the decreases in the average prices of oil and natural gas sold.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses increased to 9.3% for the three months ended September 30, 1995 from 6.4% for the three months ended September 30, 1994. This increase expressed as a percentage of total revenues was primarily due to a decrease in oil and natural gas sales.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                   Nine months ended September 30,
                                   -------------------------------
                                       1995            1994
                                       ----            ----
        Oil and gas sales          $1,285,238      $1,825,208
        Direct operating expenses  $  528,563      $  681,516
        Barrels produced               32,914          45,450
        Mcf produced                  532,396         646,983
        Average price/Bbl          $    16.17      $    15.01
        Average price/Mcf          $     1.41      $     1.77

     Total oil and gas sales decreased 29.6% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As shown in the above table, this decrease was due to decreases in the volumes of oil and natural gas sold and the average price of natural gas sold, partially offset by an increase in the average price of oil sold. Volumes of oil and natural gas sold decreased 12,536 barrels and 114,587 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the similar period in 1994. Volumes of oil sold decreased primarily due to (i) positive prior period adjustments during the nine months ended September 30, 1994, (ii) the sale of one of the I-F Partnership's significant wells and (iii) a normal decline in production on several of the I-F Partnership's wells during the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994. Volumes of natural gas sold decreased primarily due to (i) a significant well watering out which impaired its production capabilities, (ii) a gas balancing adjustment and (iii) and normal declines in production on several of the I-F
Partnership's wells. Natural gas prices decreased to an average of $1.41 per Mcf for the nine months ended September 30, 1995 from an average of $1.77 per Mcf for the nine months ended September 30, 1994. Oil prices increased to an average of $16.17 per barrel for the nine months ended September 30, 1995 from an average of $15.01 per barrel for the nine months ended September 30, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased $152,953 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold. As a percentage of total revenues, these expenses increased to 40.8% for the nine months ended September 30, 1995 from 37.0% for the nine months ended September 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $320,104 for the nine months ended September 30, 1995 as compared to the similar period in 1994. This decrease was primarily due to the decrease in the volumes of oil and natural gas sold and upward revisions of previous reserve estimates. As a percentage of total revenues, this expense decreased to 35.9% for the nine months ended September 30, 1995 from 42.7% for the nine months ended September 30, 1994. This decrease was primarily due to the upward revisions mentioned above, partially offset by the decrease in the average price of natural gas sold.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1995 as compared to the similar period in 1994. As a percentage of total revenues, these expenses increased to 10.5% for the nine months ended September 30, 1995 from 7.5% for the nine months ended September 30, 1994. This increase as a percentage of total revenues was primarily due to the decrease in oil and natural gas sales.

     The Limited Partners have received cash distributions through September 30, 1995 totalling $14,448,664 or 100.89% of Limited Partners' capital contributions.

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

                              (Registrant)


                         By: GEODYNE PROPERTIES, INC.

                              General Partner



Date:     November 9, 1995    By:        /s/Dennis R. Neill
                                   ----------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        Senior Vice President
                                        and Director



Date:     November 9, 1995    By:      /s/Drew S. Phillips
                                   ----------------------------
                                       (Signature)
                                       Drew S. Phillips
                                       Vice President - Controller
                                       Principal Accounting Officer