Form 10-K405
period 1995-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 1996-04-02
CIK 780200, 791067, 799178, 806613, 811031

                               FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1995

Commission File Number:
I-B: 0-14657  I-C: 0-14658  I-D: 0-15831  I-E: 0-15832
I-F: 0-15833

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
             ---------------------------------------------
        (Exact name of Registrant as specified in its Articles)

                                            I-B 73-1231998
                                            I-C 73-1252536
                                            I-D 73-1265223
                                            I-E 73-1270110
            Oklahoma                        I-F 73-1292669
- ---------------------------------       ----------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)

          Two West Second Street, Tulsa, Oklahoma      74103
          ---------------------------------------------------
          (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (918) 583-1791

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
  Depositary Units in Geodyne Energy Income Limited Partnerships   I-B
through I-F

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90
days.  Yes   X      No
          -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

            Yes   X       No       (Disclosure is contained herein)
                -----        -----

     The Registrants are limited partnerships and there is no public market for trading in the partnership interests.

               DOCUMENTS INCORPORATED BY REFERENCE: None

                               FORM 10-K
                           TABLE OF CONTENTS



PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . .    6
     ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . .   20
     ITEM 4.   SUBMISSION   OF  MATTERS  TO  A  VOTE  OF  LIMITED
               PARTNERS . . . . . . . . . . . . . . . . . . . . .   21

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21
     ITEM 5.   MARKET  FOR  UNITS  AND  RELATED  LIMITED  PARTNER
               MATTERS  . . . . . . . . . . . . . . . . . . . . .   21
     ITEM 6.   SELECTED FINANCIAL DATA  . . . . . . . . . . . . .   25
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . .   30
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . .   49
     ITEM 9.   CHANGES IN  AND DISAGREEMENTS WITH  ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . .   49

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   49
     ITEM 10.  DIRECTORS  AND EXECUTIVE  OFFICERS OF  THE GENERAL
               PARTNER  . . . . . . . . . . . . . . . . . . . . .   49
     ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . .   52
     ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL OWNERS
               AND MANAGEMENT . . . . . . . . . . . . . . . . . .   59
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . .   60

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   63
     ITEM 14.  EXHIBITS,   FINANCIAL  STATEMENT   SCHEDULES,  AND
               REPORTS ON FORM 8-K  . . . . . . . . . . . . . . .   63
     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .   67

                                PART I


ITEM 1.   BUSINESS

     General

     The Geodyne Energy Income Limited Partnership I-B (the "I-B Partnership"), Geodyne Energy Income Limited Partnership I-C (the "I-C Partnership"), Geodyne Energy Income Limited Partnership I-D (the "I-D Partnership"), Geodyne Energy Income Limited Partnership I-E (the "I-E Partnership"), and Geodyne Energy Income Limited Partnership I-F (the "I-F Partnership") (collectively, the "Partnerships") are limited partnerships formed under the Oklahoma Revised Uniform Limited Partnership Act. Each Partnership is composed of public investors as limited partners (the "Limited Partners") and Geodyne Properties, Inc., a Delaware corporation, as the general partner.

     On the dates set forth below, investors who made the aggregate capital contributions set forth below were admitted as Limited Partners to the Partnerships and the Partnerships commenced operations.


                                               Limited
                                               Partner
                            Date of            Capital
       Partnership        Activation        Contributions
       -----------    ------------------    -------------

           I-B        July 12, 1985          $11,957,700
           I-C        December 20, 1985        8,884,900
           I-D        March 4, 1986            7,194,700
           I-E        September 10, 1986      41,839,400
           I-F        December 16, 1986       14,320,900

     Immediately following activation of each Partnership and in accordance with its Amended and Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement"), each Partnership invested as a general partner in a separate Oklahoma general partnership (sometimes collectively referred to herein as the "Production Partnership"). Geodyne Production Company, a Delaware corporation, is the managing partner of the Production Partnerships. Each Partnership's investment in its related Production Partnership is the sole business and purpose of each Partnership. Unless the context indicates otherwise, all references to any single Partnership or all of the Partnerships in this Annual Report on Form 10-K (the "Annual Report") are references to the Partnership and the Production Partnership, collectively. In addition, unless the context indicates otherwise, all references to the "General Partner" in this Annual

Report are references to Geodyne Properties, Inc., the general partner of
the Partnerships, and Geodyne Production   Company, the managing  partner
of  the   Production Partnerships.

     The General Partner currently serves as general partner of 29 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Geodyne Resources, Inc. ("Geodyne Resources"). Geodyne Resources is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively, the "Samson Companies"), are engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1995, the Samson Companies owned interests in approximately 18,000 oil and gas wells located in 19 states of the United States and 3 provinces of Canada. At December 31, 1995, the Samson Companies operated approximately 3,100 oil and gas wells located in 15 states of the United States, 2 provinces of Canada, Venezuela, and Russia.

     The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.


     As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and the other Samson Companies. As of March 15, 1996, the Samson Companies employed approximately 830 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

     The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or
(800) 283-1791.


     Funding

     Although the Partnership Agreements permit the Partnerships to incur borrowings, the Partnerships' operations and expenses are currently funded out of each Partnership's revenues from oil and gas sales. The General Partner may, but is not required to, advance funds to a Partnership for the same purposes for which Partnership borrowings are authorized.

     Principal Products Produced and Services Rendered

     The Partnerships' sole business is the production of, and related incidental development of, oil and natural gas. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment.


     Competition and Marketing

     The oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. The ability of the Partnerships to produce and market oil and gas profitably depends on a number of factors that are beyond the control of the Partnerships. These factors include worldwide political instability (especially in oil-producing regions), the supply and price of foreign imports of oil and gas, the level of consumer product demand (which is heavily influenced by weather patterns), government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors cannot be accurately predicted or anticipated.

     As a general rule, in recent years, worldwide oil production capacity and gas production capacity in the United States exceeded demand and resulted in a decline in the average price of oil and gas in the United States. During the later part of 1994 and 1995, however, average oil prices in the United States increased. Oil prices increased from approximately $16.50 per barrel at December 31, 1994 to approximately $18.50 per barrel at December 31, 1995. Management is unable to predict whether future oil prices will
(i) stabilize, (ii) increase, or (iii) decrease.

     Gas sales contract prices have generally declined significantly since the mid-1980s due to a number of factors, including a nationwide surplus of gas and increased competition. Competition has increased among United States gas marketers due to the gas surplus, the partial deregulation of gas prices, the conversion by major pipelines to open access transportation, and the lack of strong residential demand for natural gas during the winter months for the last few years as a result of warm winters in much of the United States. However, spot gas prices in the areas where the Partnerships' gas is marketed increased during the later part of 1995 compared to prices received in the later part of 1994 and the first several months of 1995.

     Substantially all of the Partnerships' natural gas reserves are being sold in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines.

     The Partnerships' spot gas prices increased from approximately $1.67 per Mcf at December 31, 1994 to approximately $2.00 per Mcf at December 31, 1995. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences. Future prices will likely be different from (and may be lower than) the prices in effect on December 31, 1995. In many past years, year-end prices have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Partnerships for at least the year following the year-end valuation date. Management is unable to predict whether future gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


     Significant Customers

     The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 1995:


  Partnership  Customer                         Percentage
  -----------  --------                         ----------

     I-B       Apache Corporation                  22.5%
               Premier Gas Company
                 ("Premier")(1)                    17.2%
               Staley Operating Co.                16.0%

     I-C       Hallwood Petroleum ("Hallwood")     31.0%
               Conoco, Inc. ("Conoco")             26.4%
               National Cooperative Refinery
                 Association                       10.9%

     I-D       Premier                             29.3%
               Conoco                              23.0%
               Hallwood                            22.5%

     I-E       Premier                             43.9%

     I-F       Premier                             27.3%

- ----------

(1) Premier was an affiliate of the Partnerships until December 6, 1995. See "Item 11. Executive Compensation".


     In the event of interruption of purchases by one or more of the Partnerships' significant customers or the cessation or material change in availability of open access transportation by the Partnerships' pipeline transporters, the Partnerships may encounter difficulty in marketing their gas and in maintaining historic sales levels. Management does not expect any of its open access transporters to seek authorization to terminate their transportation services. Even if the services were terminated, management believes that alternatives would be available whereby the Partnerships would be able to continue to market their natural gas.

     The Partnerships' principal customers for crude oil production are refiners and other companies which have pipeline facilities near the producing properties of the Partnerships. In the event pipeline facilities are not conveniently available to production areas, crude oil is usually trucked by purchasers to storage facilities.


     Oil, Gas, and Environmental Control Regulations

     Regulation of Production Operations -- The production of oil and gas is subject to extensive federal and state laws and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution, and protection of the environment. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations limit oil and gas production to below economic levels.

     Regulation of Sales and Transportation of Oil and Natural Gas -- Sales of crude oil and condensate are made by the Partnerships at market prices and are not subject to price controls. The sale of natural gas may be subject to both federal and state laws and regulations, including, but not limited to, the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA"), and regulations promulgated by the Federal Energy Regulatory Commission (the "FERC") under the NGA, the NGPA, and other statutes. The provisions of the NGA and the NGPA, as well as the regulations thereunder, are complex and affect all who produce, resell, transport, or purchase natural gas, including the Partnerships. Although virtually all of the Partnerships' gas production is not subject to price regulation, the NGA, NGPA, and FERC regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the

Partnerships' operations and projections of future oil and gas production and revenues.

     Future Legislation -- Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional energy legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

     Regulation of the Environment -- The Partnerships' operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with such laws and regulations, together with any penalties resulting from noncompliance therewith, may increase the cost of the Partnerships' operations or may affect the Partnerships' ability to complete, in a timely fashion, existing or future activities. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.


     Insurance Coverage

     The Partnerships are subject to all of the risks inherent in the exploration for and production of oil and gas, including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Partnerships, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial position and results of operations.


ITEM 2.   PROPERTIES

     Well Statistics

     The following table sets forth the number of gross and net productive wells of the Partnerships as of December 31, 1995. The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas. As used in this Annual Report, "Gross Well" refers to a well in which a working interest is owned, accordingly, the number of gross wells is the total number of wells in which a working interest is owned. In addition, as used in this Annual Report, "Net Well" refers to the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. For example, a 15% leasehold interest in a well represents one Gross Well, but 0.15 Net Well.


                            Well Statistics
                        As of December 31, 1995

P/ship      Number of Gross Wells         Number of Net Wells
- ------     -----------------------    ---------------------------
           Total  Oil  Gas  N/A(1)    Total   Oil    Gas   N/A(1)
           -----  ---  ---  ------    -----  -----  -----  ------

I-B          96      4   79   13       4.33    .45   3.34    .54
I-C         108     17   76   15       7.97   6.31   1.34    .32
I-D(2)      475     42  424    9       7.77   3.10   4.50    .17
I-E         665    126  522   17      52.17  23.38  27.56   1.23
I-F         650    126  511   13      23.98  10.90  12.37    .71

- ----------

(1)  Wells which have not been designated as oil or gas.
(2) Total number of wells for the I-D Partnership represents a significant increase over the number of wells reported in the I-D Partnership's Form 10-K for prior years primarily due to the General Partner obtaining from the third party operator the actual number of wells in the Jo-Mill Unit and the Foster North Unit, both of which are located in the Permian Basin in west Texas.


     Drilling Activities

     The I-E and I-F Partnerships drilled one gross (.03 and .02 net, respectively) developmental well during the year ended December 31, 1995. This well was completed as a producing gas well on March 12,
1995. The I-B, I-C, and I-D Partnerships did not drill any wells during the year ended December 31, 1995.


     Oil and Gas Production, Revenue, and Price History

     The following tables set forth certain historical information concerning the oil (including condensates) and natural gas production, net of all royalties, overriding royalties, and other third party interests, of the Partnerships, revenues attributable to such production, and certain price and cost information. As used in the following tables, direct operating expenses include lease operating expenses and production taxes. In addition, gas production is converted to oil equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.


                          Net Production Data

                            I-B Partnership
                            ---------------

                                        Year Ended December 31,
                                     ----------------------------
                                       1995      1994      1993
                                     --------  --------  --------
Production:
  Oil (Bbls)                            4,628     9,132     3,967
  Gas (Mcf)                           150,238   172,201   196,884

Oil and gas sales:
  Oil                                $ 77,717  $137,768  $ 66,819
  Gas                                 176,333   315,253   384,447
                                      -------   -------   -------
    Total                            $254,050  $453,021  $451,266
                                      =======   =======   =======
Total direct operating
  expenses                           $161,109  $146,403  $162,344
                                      =======   =======   =======
Direct operating expenses
  as a percentage of oil
  and gas sales                         63.4%     32.3%     36.0%

Average sales price:
  Per barrel of oil                    $16.79    $15.09    $16.84
  Per Mcf of gas                         1.17      1.83      1.95

Direct operating expenses
  per equivalent Bbl of
  oil                                  $ 5.43    $ 3.87    $ 4.41

                          Net Production Data

                            I-C Partnership
                            ---------------

                                     Year Ended December 31,
                               ----------------------------------
                                  1995        1994        1993
                               ----------  ----------  ----------
Production:
  Oil (Bbls)                     27,843        32,302      27,177
  Gas (Mcf)                     207,207       250,469     245,018

Oil and gas sales:
  Oil                          $464,952    $  506,801  $  474,248
  Gas                           343,483       535,829     558,505
                                -------     ---------   ---------
    Total                      $808,435    $1,042,630  $1,032,753
                                =======     =========   =========
Total direct operating
  expenses                     $275,197    $  333,243  $  312,925
                                =======     =========   =========

Direct operating expenses
  as a percentage of oil
  and gas sales                   34.0%         32.0%       30.3%

Average sales price:
  Per barrel of oil              $16.70        $15.69      $17.45
  Per Mcf of gas                   1.66          2.14        2.28

Direct operating expenses
  per equivalent Bbl of
  oil                            $ 4.41        $ 4.50      $ 4.60

                          Net Production Data

                            I-D Partnership
                            ---------------

                                     Year Ended December 31,
                               ----------------------------------
                                  1995        1994        1993
                               ----------  ----------  ----------
Production:
  Oil (Bbls)                       22,427      26,369      19,688
  Gas (Mcf)                       577,969     701,737     539,557

Oil and gas sales:
  Oil                          $  368,704  $  407,008  $  337,248
  Gas                             868,715   1,331,307   1,084,787
                                ---------   ---------   ---------
    Total                      $1,237,419  $1,738,315  $1,422,035
                                =========   =========   =========
Total direct operating
  expenses                     $  236,591  $  349,023  $  318,053
                                =========   =========   =========

Direct operating expenses
  as a percentage of oil
  and gas sales                     19.1%       20.1%       22.4%

Average sales price:
  Per barrel of oil                $16.44      $15.44      $17.13
  Per Mcf of gas                     1.50        1.90        2.01

Direct operating expenses
  per equivalent Bbl of
  oil                              $ 1.99      $ 2.44      $ 2.90

                          Net Production Data

                            I-E Partnership
                            ---------------

                                     Year Ended December 31,
                               ----------------------------------
                                  1995        1994        1993
                               ----------  ----------  ----------
Production:
  Oil (Bbls)                       89,117     109,508      97,120
  Gas (Mcf)                     2,412,342   2,808,160   2,284,352

Oil and gas sales:
  Oil                          $1,490,590  $1,657,672  $1,602,852
  Gas                           3,287,291   4,797,586   4,111,163
                                ---------   ---------   ---------
    Total                      $4,777,881  $6,455,258  $5,714,015
                                =========   =========   =========
Total direct operating
  expenses                     $1,481,529  $2,072,679  $2,182,512
                                =========   =========   =========

Direct operating expenses
  as a percentage of oil
  and gas sales                     31.0%       32.1%       38.2%

Average sales price:
  Per barrel of oil                $16.73      $15.14      $16.50
  Per Mcf of gas                     1.36        1.71        1.80

Direct operating expenses
  per equivalent Bbl of
  oil                              $ 3.02      $ 3.59      $ 4.57

                          Net Production Data

                            I-F Partnership
                            ---------------

                                     Year Ended December 31,
                               ----------------------------------
                                  1995        1994        1993
                               ----------  ----------  ----------
Production:
  Oil (Bbls)                       45,101      54,874      49,213
  Gas (Mcf)                       711,486     910,692     601,658

Oil and gas sales:
  Oil                          $  749,300  $  834,006  $  816,012
  Gas                           1,013,669   1,568,047   1,176,494
                                ---------   ---------   ---------
    Total                      $1,762,969  $2,402,053  $1,992,506
                                =========   =========   =========
Total direct operating
  expenses                     $  695,041  $  772,812  $  928,934
                                =========   =========   =========

Direct operating expenses
  as a percentage of oil
  and gas sales                     39.4%       32.2%       46.6%

Average sales price:
  Per barrel of oil                $16.61      $15.20      $16.58
  Per Mcf of gas                     1.42        1.72        1.96

Direct operating expenses
  per equivalent Bbl of
  oil                              $ 4.25      $ 3.74      $ 6.21

     Proved Reserves and Net Present Value

     The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1995. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the
"SEC"). Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

     Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 1995. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1995. Furthermore, gas prices at December 31, 1995 were higher than the price used for determining the Partnerships' net present value of proved reserves for the year ended December 31, 1994. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 1995 will actually be realized for such production.

     The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

                          Proved Reserves and
                           Net Present Values
                         From Proved Reserves
                      As of December 31, 1995(1)

I-B Partnership:
- ---------------
  Estimated proved reserves:
    Natural gas (Mcf)                                     902,220
    Oil and liquids (Bbls)                                 19,963

  Net present value (discounted at 10% per annum)     $ 1,008,245

I-C Partnership:
- ---------------
  Estimated proved reserves:
    Natural gas (Mcf)                                     740,060
    Oil and liquids (Bbls)                                108,795

  Net present value (discounted at 10% per annum)     $ 1,153,471

I-D Partnership:
- ---------------
  Estimated proved reserves:
    Natural gas (Mcf)                                   2,399,840
    Oil and liquids (Bbls)                                 52,974

  Net present value (discounted at 10% per annum)     $ 2,866,819

I-E Partnership:
- ---------------
  Estimated proved reserves:
    Natural gas (Mcf)                                  12,681,330
    Oil and liquids (Bbls)                                492,808

  Net present value (discounted at 10% per annum)     $14,545,245

I-F Partnership:
- ---------------
  Estimated proved reserves:
    Natural gas (Mcf)                                   3,833,591
    Oil and liquids (Bbls)                                246,551

  Net present value (discounted at 10% per annum)     $ 4,760,591
- ----------

(1) Includes certain gas balancing adjustments which cause the gas volumes and net present values to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

     No estimates of the proved reserves of the Partnerships comparable to those included herein have been included in reports to any federal agency other than the SEC. Additional information relating to the Partnerships' proved reserves is contained in Note 4 to the Partnerships' financial statements, included in Item 8 of this Annual Report.


     Significant Properties

                            I-B Partnership
                            ---------------

     As of December 31, 1995, the I-B Partnership's properties consisted of 96 gross (4.33 net) wells. The I-B Partnership owned a non-working interest in an additional 9 wells. Affiliates of the I-B Partnership operate 3 (2.9%) of its total wells. As of December 31, 1995, the I-B Partnership's net interest in its properties resulted in estimated total proved reserves of 19,963 barrels of crude oil and
902,220 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of $1,008,245. The I-B Partnership's properties are located primarily in the Mid-Gulf Coast Basin of southern Alabama and Mississippi, the Gulf Coast Basin of southern Louisiana and southeast Texas, and the Permian Basin of west Texas and southeast New Mexico.

     As of December 31, 1995, the I-B Partnership's properties in the Mid-Gulf Coast Basin consisted of 13 gross (0.42 net) wells. As of December 31, 1995, the I-B Partnership's net interest in its properties in the Mid-Gulf Coast Basin resulted in estimated total proved reserves of approximately 4,500 barrels of crude oil and 368,300 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $454,800.

     As of December 31, 1995, the I-B Partnership's properties in the Gulf Coast Basin consisted of 15 gross (1.32 net) wells. The I-B Partnership owned a non-working interest in an additional 6 wells in the Gulf Coast Basin. As of December 31, 1995, the I-B Partnership's net interest in its properties in the Gulf Coast Basin resulted in estimated total proved reserves of approximately 13,300 barrels of crude oil and 212,800 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $357,400.

     As of December 31, 1995, the I-B Partnership's properties in the Permian Basin consisted of 67 gross (2.58 net) wells. The I-B Partnership owned a non-working interest in an additional 2 wells in the Permian Basin. As of December 31, 1995, the I-B Partnership's net interest in its properties in the Permian Basin resulted in estimated total proved reserves of approximately 2,100 barrels of crude oil and 356,200 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $270,700.


                            I-C Partnership
                            ---------------

     As of December 31, 1995, the I-C Partnership's properties consisted of 108 gross (7.97 net) wells. The I-C Partnership owned a non-working interest in an additional 9 wells. Affiliates of the I-C Partnership operate 6 (5.1%) of its total wells. As of December 31, 1995, the I-C Partnership's net interest in its properties resulted in estimated total proved reserves of 108,795 barrels of crude oil and 740,060 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of $1,153,471. The I-C Partnership's properties are located primarily in the Gulf Coast Basin of southern Louisiana and southeast Texas, the Anadarko Basin of western Oklahoma and the Texas Panhandle, and the Williston Basin of North Dakota, South Dakota, and eastern Montana.

     As of December 31, 1995, the I-C Partnership's properties in the Gulf Coast Basin consisted of 4 gross (0.18 net) wells. The I-C Partnership owned a non-working interest in an additional 2 wells in the Gulf Coast Basin. As of December 31, 1995, the I-C Partnership's net interest in its properties in the Gulf Coast Basin resulted in estimated total proved reserves of approximately 12,400 barrels of crude oil and 145,700 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $431,700.

     As of December 31, 1995, the I-C Partnership's properties in the Anadarko Basin consisted of 6 gross (4.56 net) wells. The I-C Partnership owned a non-working interest in one additional well in the Anadarko Basin. Affiliates operate 4 (57.1%) of such wells. As of December 31, 1995, the I-C Partnership's net interest in its properties in the Anadarko Basin resulted in estimated total proved reserves of approximately 32,800 barrels of crude oil and 378,700 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $315,000.

     As of December 31, 1995, the I-C Partnership's properties in the Williston Basin consisted of 2 gross (1.50 net) wells. Affiliates operate all of such wells. As of December 31, 1995, the I-C Partnership's net interest in its properties in the Williston Basin resulted in estimated total proved reserves of approximately 50,600 barrels of crude oil, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $162,500.


                            I-D Partnership
                            ---------------

     As of December 31, 1995, the I-D Partnership's properties consisted of 475 gross (7.77 net) wells. The I-D Partnership owned a non-working interest in an additional 114 wells. Affiliates of the I-D Partnership operate 24 (4.1%) of its total wells. As of December 31, 1995, the I-D Partnership's net interest in its properties resulted in estimated total proved reserves of 52,974 barrels of crude oil and 2,399,840 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of $2,866,819. The I-D Partnership's properties are located primarily in the Anadarko Basin of western Oklahoma and the Texas Panhandle, the Permian Basin of west Texas and southeast New Mexico, and the Gulf Coast Basin of southern Louisiana and southeast Texas.

     As of December 31, 1995, the I-D Partnership's properties in the Anadarko Basin consisted of 104 gross (2.77 net) wells. The I-D Partnership owned a non-working interest in an additional 61 wells in the Anadarko Basin. As of December 31, 1995, the I-D Partnership's net interest in its properties in the Anadarko Basin resulted in estimated total proved reserves of approximately 12,800 barrels of crude oil and 1,187,400 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $1,232,800.

     As of December 31, 1995, the I-D Partnership's properties in the Permian Basin consisted of 51 gross (3.18 net) wells. The I-D Partnership owned a non-working interest in an additional 5 wells in the Permian Basin. As of December 31, 1995, the I-D Partnership's net interest in its properties in the Permian Basin resulted in estimated total proved reserves of approximately 5,400 barrels of crude oil and 631,400 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $645,800.

     As of December 31, 1995, the I-D Partnership's properties in the Gulf Coast Basin consisted of 2 gross (0.16 net) wells. As of December 31, 1995, the I-D Partnership's net interest in its properties in the Gulf Coast Basin resulted in estimated total proved reserves of approximately 13,500 barrels of crude oil and 194,400 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $528,400.


                            I-E Partnership
                            ---------------

     As of December 31, 1995, the I-E Partnership's properties consisted of 665 gross (52.17 net) wells. The I-E Partnership owned a non-working interest in an additional 117 wells. Affiliates of the I-E Partnership operate 40 (5.1%) of its total wells. As of December 31, 1995, the I-E Partnership's net interest in its properties resulted in estimated total proved reserves of 492,808 barrels of crude oil and 12,681,330 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of $14,545,245. The I-E Partnership's properties are located primarily in the Anadarko Basin of western Oklahoma and the Texas Panhandle and the Permian Basin of west Texas and southeast New Mexico and the Gulf Coast Basin of southern Louisiana and southeast Texas.

     As of December 31, 1995, the I-E Partnership's properties in the Anadarko Basin consisted of 155 gross (15.43 net) wells. The I-E Partnership owned a non-working interest in an additional 65 wells in the Anadarko Basin. As of December 31, 1995, the I-E Partnership's net interest in its properties in the Anadarko Basin resulted in estimated total proved reserves of approximately 67,300 barrels of crude oil and 5,557,400 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $5,755,800.

     As of December 31, 1995, the I-E Partnership's properties in the Permian Basin consisted of 69 gross (16.17 net) wells. The I-E Partnership owned a non-working interest in an additional 2 wells in the Permian Basin. As of December 31, 1995, the I-E Partnership's net interest in its properties in the Permian Basin resulted in estimated total proved reserves of approximately 72,600 barrels of crude oil and 3,806,600 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $4,132,400.

     As of December 31, 1995, the I-E Partnership's properties in the Gulf Coast Basin consisted of 90 gross (11.07 net) wells. As of December 31, 1995, the I-E Partnership's net interest in its properties in the Gulf Coast Basin resulted in estimated total proved reserves of approximately 163,600 barrels of crude oil and 1,015,800 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $1,475,900.


                            I-F Partnership
                            ---------------

     As of December 31, 1995, the I-F Partnership's properties consisted of 650 gross (23.98 net) wells. The I-F Partnership owned a non-working interest in an additional 113 wells. Affiliates of the I-F Partnership operate 39 (5.1%) of its total wells. As of December 31, 1995, the I-F Partnership's net interest in its properties resulted in estimated total proved reserves of 246,551 barrels of crude oil and 3,833,591 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of $4,760,591. The I-F Partnership's properties are located primarily in the Anadarko Basin of western Oklahoma and the Texas Panhandle and the Gulf Coast Basin of southern Louisiana and southeast Texas.

     As of December 31, 1995, the I-F Partnership's properties in the Anadarko Basin consisted of 155 gross (7.18 net) wells. The I-F Partnership owned a non-working interest in an additional 64 wells in the Anadarko Basin. As of December 31, 1995, the I-F Partnership's net interest in its properties in the Anadarko Basin resulted in estimated total proved reserves of approximately 33,700 barrels of crude oil and 2,557,800 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately 2,617,400.

     As of December 31, 1995, the I-F Partnership's properties in the Gulf Coast Basin consisted of 90 gross (4.36 net) wells. As of December 31, 1995, the I-F Partnership's net interest in its properties in the Gulf Coast Basin resulted in estimated total proved reserves of approximately 58,100 barrels of crude oil and 422,500 Mcf of natural gas, with a present value (discounted at 10% per annum) of estimated future net cash flow of approximately $581,700.

     Title to Oil and Gas Properties

     Management believes that the Partnerships have satisfactory title to their oil and gas properties. Record title to all of the Partnerships' properties is held by either the Partnerships or Geodyne Nominee Corporation, an affiliate of the General Partner.

     Title to the Partnerships' properties is subject to customary royalty, overriding royalty, carried, working, and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due, and to other encumbrances. Management believes that such burdens do not materially detract from the value of such properties or from the Partnerships' interest therein or materially interfere with their use in the operation of the Partnerships' business.


ITEM 3.   LEGAL PROCEEDINGS

     On November 23 and 25, 1994, Geodyne Resources, PaineWebber Incorporated ("PaineWebber"), and certain other parties were named as defendants in two related lawsuits alleging misrepresentations made to induce investments in the Partnerships' units of limited partnership interest ("Units") and asserting causes of action for common law fraud and deceit and unjust enrichment (Romine v. PaineWebber, Inc., et al., Case No. 94-CIV-8558, U. S. District Court, Southern District of New York and Romine v. PaineWebber, Inc. et al., Case No. 94-132844, Supreme Court of the State of New York, County of New York). The federal court case was later consolidated with other similar actions (to which Geodyne Resources is not a party) under the title In Re:
PaineWebber Limited Partnerships Litigation and was certified as a class action on May 30, 1995 (the "PaineWebber Partnership Class Action"). A class action notice was mailed on June 7, 1995 to all members of the class. The PaineWebber Partnership Class Action also alleges violations of 18 U.S.C. Section 1962(c) and the Securities Exchange Act of 1934. Compensatory and punitive damages, interest, and costs have been requested in both matters. PaineWebber has agreed to indemnify Geodyne Resources with respect to all claims asserted by the plaintiff in the lawsuits pursuant to that certain Indemnification Agreement dated November 24, 1992 by and between PaineWebber and Samson Investment Company (the "Indemnification Agreement"). The amended complaint in the PaineWebber Partnership Class Action no longer asserts any claim directly against Geodyne Resources.

     On January 18, 1996, PaineWebber issued a press release indicating that it had reached an agreement to settle the pending PaineWebber Partnership Class Action matter, along with a settlement with the SEC and an agreement to settle with various state securities regulators. The press release issued by PaineWebber indicates that the parties have agreed to a class action settlement of $125 million and other non-cash consideration; a SEC administrative order creating a capped $40 million fund; a civil penalty of $5 million leveled by the SEC; and payments aggregating $5 million to state securities administrators. The dollar amounts referred to in the press release apply to both the Partnerships and other direct investment programs sold by PaineWebber. As of the date of this Annual Report, PaineWebber has not informed management of the Partnerships of the portion of such settlement that would be applicable to the Partnerships. In any event, such settlement is not an obligation of either the Partnerships or the General Partner and, accordingly, would not affect the financial statements of the Partnerships. As a result of the Indemnification Agreement, Geodyne Resources does not believe that it will be required to pay any damages or expenses in this matter.

     To the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

     There were no matters submitted to a vote of the Limited Partners of any Partnership during 1995.


                                PART II

ITEM 5.   MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

     As of February 20, 1996, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                                         Number of
                           Number of      Limited
            Partnership      Units        Partners
            -----------    ---------    ------------
                I-B         11,958           910
                I-C          8,885           818
                I-D          7,195           792
                I-E         41,839         3,056
                I-F         14,321           976

     Units were initially sold for a price of $1,000. The Units are not traded on any exchange and there is no public trading market for them. The General Partner is aware of certain transfers of Units between unrelated parties, some of which are facilitated by secondary trading firms and matching services. However, the General Partner believes that these transfers have been limited and sporadic in number and volume. Other than trades facilitated by certain secondary trading firms and matching services, no organized trading market for Units exists and none is expected to develop. Due to the nature of these transactions, the General Partner has no verifiable information regarding prices at which Units have been transferred. Further, a transferee may not become a substitute Limited Partner without the consent of the General Partner.

     Pursuant to the terms of the Partnership Agreements, the General Partner is obligated to annually offer a repurchase offer which is based on the estimated future net revenues from the Partnerships' reserves and is calculated pursuant to the terms of the Partnership Agreements. Such repurchase offer is recalculated monthly in order to reflect cash distributions to the Limited Partners and other extraordinary events. The following table sets forth the General Partner's repurchase offer per Unit as of the periods indicated. For purpose of this Annual Report, a Unit represents an initial subscription of $1,000 to a Partnership.


                        Repurchase Offer Prices
                        -----------------------

                  1994                      1995             1996
         ----------------------    ----------------------    ----
         1st   2nd   3rd   4th     1st   2nd   3rd   4th     1st
P/ship   Qtr.  Qtr.  Qtr.  Qtr.    Qtr.  Qtr.  Qtr.  Qtr.    Qtr.
- ------   ----  ----  ----  ----    ----  ----  ----  ----    ----
 I-B     $ 66  $ 62  $ 77  $ 68    $ 64  $ 52  $ 49  $ 47    $ 45
 I-C       79    63    52    34      22   104    92    80      68
 I-D      214   179   188   147     120   238   217   192     165
 I-E      229   211   199   182     170   178   166   153     139
 I-F      224   208   186   164     147   170   160   147     132


     The Partnership Agreements also provide for a right of presentment ("Right of Presentment") whereby the General Partner is required, upon request, to purchase up to 10% of a Partnership's outstanding Units at a price calculated pursuant to the terms of the Partnership Agreement and based on the liquidation value of the limited partnership interest, with a reduction for 70% of cash distributions that have been received prior to the transfer of the partnership interest. The following table sets forth the Right of Presentment price per Unit as of the dates indicated.

                      Right of Presentment Prices
                      ---------------------------

                  1994                      1995             1996
         ----------------------    ----------------------    ----
         1st   2nd   3rd   4th     1st   2nd   3rd   4th     1st
P/ship   Qtr.  Qtr.  Qtr.  Qtr.    Qtr.  Qtr.  Qtr.  Qtr.    Qtr.
- ------   ----  ----  ----  ----    ----  ----  ----  ----    ----
 I-B     $ 73  $ 86  $ 80  $ 77    $ 77  $ 76  $ 55  $ 54    $ 53
 I-C       99    71    59    50      50    41   106    98      90
 I-D      256   226   197   178     178   159   244   227     208
 I-E      267   225   213   206     206   196   184   175     166
 I-F      251   208   192   181     181   170   178   169     158


     Cash Distributions

     Cash distributions are primarily dependent upon its cash receipts from the sale of oil and gas production and cash requirements of the Partnership. Distributable cash is determined by the General Partner at the end of each calendar quarter and distributed to the Limited Partners within 45 days after the end of the quarter. Distributions are restricted to cash on hand less amounts required to be retained out of such cash as determined in the sole judgment of the General Partner to pay costs, expenses, or other Partnership obligations whether accrued or anticipated to accrue. In other instances, the General Partner may not distribute the full amount of cash receipts which might otherwise be available for distribution in an effort to equalize or stabilize the amounts of quarterly distributions. Any available amounts not distributed are invested and the interest or income thereon is for the accounts of the Limited Partners.

     The following is a summary of cash distributions paid to the Limited Partners for the years ended December 31, 1994 and 1995 and the first quarter of 1996:


                          Cash Distributions
                          ------------------

                                 1994
                    ------------------------------
                    1st     2nd     3rd     4th
     P/ship         Qtr.    Qtr.    Qtr.    Qtr.
     ------         ------  ------  ------  ------

      I-B           $ 4.18  $ 4.18  $ 4.10  $ 8.36
      I-C             9.00   16.88   18.01   17.45
      I-D            22.24   34.75   41.70   41.00
      I-E            20.32   17.93   18.05   16.73
      I-F            15.36   15.71   18.50   22.34

                                 1995                  1996
                    ------------------------------    ------
                    1st     2nd     3rd     4th       1st
     P/ship         Qtr.    Qtr.    Qtr.    Qtr.      Qtr.
     ------         ------  ------  ------  ------    ------

      I-B           $ 4.43  $ 1.92  $ 3.01  $ 1.76    $ 1.84
      I-C            12.38   12.94   11.82   11.82     12.27
      I-D            27.10   27.80   20.85   25.02     26.40
      I-E            11.35   13.98   12.55   13.27     13.10
      I-F            16.76   15.36   10.82   12.57     14.87

ITEM 6.   SELECTED FINANCIAL DATA

     The following  tables present selected  financial data  for the Partnerships.   This  data
should be  read in  conjunction with  the financial  statements  of the  Partnerships, and  the
respective notes  thereto, included elsewhere in  this Annual Report.   See "Item 8.  Financial
Statements and Supplementary Data."

                                    Selected Financial Data

                                        I-B Partnership
                                        ---------------

                               1995          1994          1993          1992          1991
                           ------------  ------------  ------------  ------------  ------------
Oil and Gas Sales           $254,050      $  453,021    $  451,266    $  435,684    $  495,014
Net Income (Loss):
  Limited Partners         ( 376,689)    (    53,126)  (   295,280)  (   884,741)  (   653,930)
  General Partner          (   1,776)          9,616         6,284   (       574)          334
  Total                    ( 378,465)    (    43,510)  (   288,996)  (   885,315)  (   653,596)
Limited Partners' Net
  Loss per Unit            (   31.50)    (      4.44)  (     24.69)  (     73.99)  (     54.69)
Limited Partners' Cash
  Distributions per
  Unit                         11.12           20.82         13.54          7.50         22.00
Total Assets                 648,040       1,126,318     1,400,428     1,834,185     2,827,879
Partners' Capital
  (Deficit):
  Limited Partners           636,949       1,146,638     1,448,764     1,905,917     2,880,341
  General Partner          ( 104,724)    (    95,948)  (    93,546)  (    89,918)  (    84,759)
Number of Units
  Outstanding                 11,958          11,958        11,958        11,958        11,958


                                    Selected Financial Data

                                        I-C Partnership
                                        ---------------

                               1995          1994          1993          1992          1991
                           ------------  ------------  ------------  ------------  ------------
Oil and Gas Sales           $808,435      $1,042,630    $1,032,753    $1,106,139    $1,134,336
Net Income:
  Limited Partners           118,612         321,969       257,176       329,584       247,524
  General Partner             20,456          27,850        27,641        33,063        30,674
  Total                      139,068         349,819       284,817       362,647       278,198
Limited Partners' Net
  Income per Unit              13.35           36.24         28.94         37.09         27.86
Limited Partners' Cash
  Distributions per
  Unit                         48.96           61.34         74.27         65.00         97.50
Total Assets                 780,070       1,096,208     1,313,037     1,704,607     1,934,395
Partners' Capital
  (Deficit):
  Limited Partners           800,944       1,117,332     1,340,363     1,743,099     1,991,042
  General Partner          (  66,308)    (    63,764)  (    63,314)  (    54,895)  (    56,647)
Number of Units
  Outstanding                  8,885           8,885         8,885         8,885         8,885


                                    Selected Financial Data

                                        I-D Partnership
                                        ---------------

                               1995          1994          1993          1992          1991
                           ------------  ------------  ------------  ------------  ------------
Oil and Gas Sales          $1,237,419     $1,738,315    $1,422,035    $1,711,390    $1,590,611
Net Income:
  Limited Partners            516,300        780,423       406,159       519,794       454,556
  General Partner             135,487        193,738       148,907       189,164       110,014
  Total                       651,787        974,161       555,066       708,958       564,570
Limited Partners' Net
  Income per Unit               71.76         108.47         56.45         72.24         63.18
Limited Partners' Cash
  Distributions per
  Unit                         100.77         139.69        146.60        110.00        197.49
Total Assets                1,594,441      1,833,702     2,315,093     2,888,157     3,080,824
Partners' Capital
  (Deficit):
  Limited Partners          1,460,599      1,669,299     1,893,876     2,542,453     2,814,074
  General Partner              17,993          9,506   (     4,232)       27,421   (    24,328)
Number of Units
  Outstanding                   7,195          7,195         7,195         7,195         7,195

                                    Selected Financial Data

                                        I-E Partnership
                                        ---------------

                          1995           1994           1993           1992           1991
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $4,777,881     $ 6,455,258    $ 5,714,015    $ 7,035,934    $ 6,974,323
Net Income:
  Limited Partners        316,558       1,400,859        461,455        692,734        775,107
  General Partner         368,023         369,587        284,492        392,712        404,317
  Total                   684,581       1,770,446        745,947      1,085,446      1,179,424
Limited Partners' Net
  Income per Unit            7.57           33.48          11.03          16.56          18.53
Limited Partners' Cash
  Distributions per
  Unit                      51.15           73.03          89.88          65.00         102.50
Total Assets            8,957,340      11,037,156     13,464,874     15,843,325     17,667,660
Partners' Capital
  (Deficit):
  Limited Partners      8,493,462      10,316,904     11,971,045     15,270,170     17,297,008
  General Partner     (    54,687)   (    115,710)  (    145,297)  (     66,309)  (     88,452)
Number of Units
  Outstanding              41,839          41,839         41,839         41,839         41,839


                                    Selected Financial Data

                                        I-F Partnership
                                        ---------------

                               1995          1994          1993          1992          1991
                           ------------  ------------  ------------  ------------  ------------
Oil and Gas Sales           $1,762,969    $2,402,053    $1,992,506    $2,546,778    $2,659,524
Net Income:
  Limited Partners              37,379       540,094        65,189        57,528       232,219
  General Partner              117,455       138,915        83,769       124,856       144,908
  Total                        154,834       679,009       148,958       182,384       377,127
Limited Partners' Net
  Income per Unit                 2.61         37.71          4.55          4.02         16.22
Limited Partners' Cash
  Distributions per
  Unit                           55.51         71.91         68.31         60.00        112.50
Total Assets                 3,124,394     3,878,707     4,681,419     5,493,320     6,229,074
Partners' Capital
  (Deficit):
  Limited Partners           2,923,293     3,680,914     4,170,820     5,083,655     5,885,379
  General Partner          (    25,679)  (    33,134)  (    58,049)  (    33,008)  (    32,765)
Number of Units
  Outstanding                   14,321        14,321        14,321        14,321        14,321


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The Partnerships are engaged in the business of operating producing oil and gas properties located in the continental United States. In management's view, it is not possible to predict accurately either the short-term or long-term prices for oil, gas, or refined petroleum products. Specifically, due to the oversupply of natural gas in recent years, certain of the Partnerships' gas producing properties have suffered, and continue to suffer during portions of the year, production curtailments and seasonal reductions in the prices paid by purchasers. Additional curtailments and seasonal or regional price reductions will adversely affect the operations and financial condition of the Partnerships. Gas sales prices, which have generally declined significantly since the mid-1980s, increased during the fourth quarter of 1995. See "Item 1. Business - Competition and Marketing." Actual future prices received by the Partnerships will likely be different from (and may be lower than) the prices in effect on December 31, 1995. In many past years, year-end prices have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Partnerships for at least the year following the year-end valuation date. Management is unable to predict whether future gas prices will (i) stabilize, (ii) increase, or (iii) decrease. The amount of the Partnerships' cash flow, however, is dependent on such future gas prices.


     Liquidity and Capital Resources

     Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming production levels for the year ended December 31, 1995, the Partnerships' proved reserve quantities at December 31, 1995 would have the following lives:

              Partnership    Gas-Years    Oil-Years
              -----------    ---------    ---------

                  I-B           6.0          4.3
                  I-C           3.6          3.9
                  I-D           4.2          2.4
                  I-E           5.3          5.5
                  I-F           5.4          5.5


     There should be no further material capital resource commitments for the Partnerships in the future. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

     There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not replacing production through acquisitions of producing properties and drilling.



     Inflation and Changing Prices

     Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 1995. Oil and natural gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


     Results of Operations

     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes) is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs."

     Generally, the Partnerships' operations during the year ended December 31, 1995 reflect a decline in oil and gas sales compared to the same periods in 1994. Management believes this decline generally resulted from a number of factors including, but not limited to, (i) a normal decline in the production of certain of the Partnerships' mature properties and (ii) a decline in natural gas prices. Refer to "Liquidity and Capital Resources" above for a discussion of factors impacting prices and production volumes.

     Effective October 1, 1995 the Partnerships adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal," which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. SFAS No. 121 requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties for each field, rather than for the Partnerships' properties as a whole as previously allowed by the SEC. See Note 1 to the Partnerships' financial statements, included in Item 8 of this Annual Report for a further description of this impairment policy. As a result of the Partnerships' adoption of SFAS No. 121, the Partnerships recorded a non-cash charge against earnings (impairment provision) during the fourth quarter of 1995 as follows:

                    Partnership          Amount
                    -----------          ------

                       I-B              $125,159
                       I-C               155,698
                       I-D                19,510
                       I-E               748,728
                       I-F               258,913


No such charge was recorded for any Partnership during the years ended December 31, 1994 and 1993 pursuant to the Partnerships' prior impairment policy. Impairment provisions do not impact the Partnerships' cash flows from operating activities; however, they do impact the amount of General Partner and Limited Partner capital. The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed. Accordingly, the I-C and I-D Partnerships have one field, the I-E Partnership has three fields, and the I-F Partnership has two fields in which it is reasonably possible that a write-down will be incurred in the near term if gas prices decrease from December 31, 1995 levels.

                            I-B Partnership
                            ---------------

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased 43.9% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to decreases in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. Volumes of oil and natural gas sold decreased 4,504 barrels and 21,963 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease in volumes of oil sold resulted primarily from one significant well being shut-in during the year ended December 31, 1995 in order to increase the well's production capabilities and from a period of increased production on another significant well during the year ended December 31, 1994 due to a redrill. Average natural gas prices decreased to $1.17 per Mcf for the year ended December 31, 1995 from $1.83 per Mcf for the year ended December 31, 1994. Average oil prices increased to $16.79 per barrel for the year ended December 31, 1995 from $15.09 per barrel for the year ended December 31, 1994.

     Direct operating expenses (lease operating expenses and production taxes) increased 10.0% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase was primarily due to a lease operating expense adjustment recognized during the year ended December 31, 1994 associated with changes in estimates by the third party operator of gas balancing positions on certain wells, partially offset by the decreases in the volumes of oil and natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses increased to 63.4% for the year ended December 31, 1995 from 32.3% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties increased $8,726 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase was primarily due to downward reserve revisions at December 31, 1995 on several properties, partially offset by decreases in the volumes of oil and natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, this expense increased to 119.5% for the year ended December 31, 1995 from 65.1% for the year ended December 31, 1994. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization discussed above and the decrease in the average price of natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     As set forth under "Results of Operations" above, the I-B Partnership recognized a non-cash charge against earnings of $125,159 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-B Partnership's adoption of SFAS No. 121 on October 1, 1995. No similar charge was necessary during the year ended December 31, 1994 under the I-B Partnership's prior impairment policy.

     General and administrative expenses decreased $8,748 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to a decrease in both professional fees and printing and postage expenses during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses increased to 18.9% for the year ended December 31, 1995 from 12.6% for the year ended December 31, 1994. This percentage increase was primarily a result of the decrease in oil and gas sales during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     The Limited Partners in the I-B Partnership have received cash distributions through December 31, 1995 of $6,352,527 or 53.12% of Limited Partner capital contributions.

                 Year Ended December 31, 1994 Compared
                    to Year Ended December 31, 1993
                 -------------------------------------

     Total oil and gas sales remained relatively constant for the year ended December 31, 1994 as compared to the year ended December 31, 1993. Volumes of oil sold increased 5,165 barrels and volumes of natural gas sold decreased 24,683 Mcf for the year ended December 31, 1994 as compared to the year ended December 31, 1993. The increase in volumes of oil sold was primarily due to an increase in production on two significant wells, of which one well's increase was due to a redrill. Oil prices decreased to an average of $15.09 per barrel for the year ended December 31, 1994 from an average of $16.84 per barrel for the year ended December 31, 1993. Natural gas prices decreased to an average of $1.83 per Mcf for the year ended December 31, 1994 from an average of $1.95 per Mcf for the year ended December 31, 1993.

     Direct operating expenses (lease operating expenses and production taxes) decreased 9.8% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This decrease was primarily due to workover expenses on certain wells during the year ended December 31, 1993 with no similar expense during 1994. As a percentage of oil and gas sales, these expenses decreased to 32.3% for the year ended December 31, 1994 from 36.0% for the year ended December 31, 1993. This percentage decrease was primarily due to the dollar decrease in direct operating expenses mentioned above, partially offset by the decreases in the average prices of oil and natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $223,555 for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This decrease was primarily due to several properties having been significantly depleted in 1993, leaving a smaller basis to deplete in 1994, partially offset by increases in retirements of oil and gas properties and volumes of oil sold for the year ended December 31, 1994 as compared to the year ended December 31, 1993. As a percentage of oil and gas sales, this expense decreased to 65.1% for the year ended December 31, 1994 from 114.9% for the year ended December 31, 1993. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization, partially offset by the decreases in the average prices of oil and natural gas sold.

     General and administrative expenses decreased $3,659 for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to decreased reserve study and printing and postage expenses. As a percentage of oil and gas sales, this expense remained relatively constant for the year ended December 31, 1994 as compared to the year ended December 31, 1993.

                            I-C Partnership
                            ---------------

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased 22.5% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to decreases in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. Volumes of oil and natural gas sold decreased 4,459 barrels and 43,262 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease in the volumes of natural gas sold resulted primarily from (i) one significant well being shut-in during 1995, (ii) another significant well not producing at maximum capacity during 1995 as compared to 1994 due to state-imposed allowable restrictions, and
(iii) the sale of two significant wells during the year ended Decem-ber 31, 1995. Average natural gas prices decreased to $1.66 per Mcf for the year ended December 31, 1995 from $2.14 per Mcf for the year ended December 31, 1994. Average oil prices increased to $16.70 per barrel for the year ended December 31, 1995 from $15.69 per barrel for the year ended December 31, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased 17.4% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to workover expenses incurred on two wells during the year ended December 31, 1994 in order to improve the recovery of reserves and decreases in the volumes of oil and natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses increased to 34.0% for the year ended December 31, 1995 from 32.0% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $77,108 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to an upward revision in reserve estimates at December 31, 1995 and decreases in the volumes of oil and natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, this expense decreased to 22.5% for the year ended December 31, 1995 from 24.8% for the year ended December 31, 1994. This percentage decrease was primarily due to the upward revision in reserve estimates discussed above, partially offset by the decrease in the average price of natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     As set forth under "Results of Operations" above, the I-C Partnership recognized a non-cash charge against earnings of $155,698 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-C Partnership's adoption of SFAS No. 121 on October 1, 1995. No similar charge was necessary during the year ended December 31, 1994 under the I-C Partnership's prior impairment policy.

     General and administrative expenses decreased $3,805 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to a decrease in both professional fees and printing and postage expenses during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses increased to 12.4% for the year ended December 31, 1995 from 10.0% for the year ended December 31, 1994. This percentage increase resulted primarily from the decrease in oil and gas sales during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     The Limited Partners in the I-C Partnership have received cash distributions through December 31, 1995 of $6,675,300 or 75.13% of Limited Partner capital contributions.


                 Year Ended December 31, 1994 Compared
                    to Year Ended December 31, 1993
                 -------------------------------------

     Total oil and gas sales remained relatively constant for the year ended December 31, 1994 as compared to the year ended December 31, 1993. Volumes of oil and natural gas sold increased 5,125 barrels and 5,451 Mcf, respectively, for the year ended December 31, 1994 as compared to the year ended December 31, 1993. The increase in volumes of oil sold was primarily due to adjustments made by a purchaser in 1994 related to oil sold in prior periods and an increase in production on two significant wells. The increase in production on one of these wells was due to a recompletion in 1994. Oil prices decreased to an average of $15.69 per barrel for the year ended December 31, 1994 from an average of $17.45 per barrel for the year ended December 31, 1993. Natural gas prices decreased slightly to an average of $2.14 per Mcf for the year ended December 31, 1994 from an average of $2.28 per Mcf for the year ended December 31, 1993.

     Direct operating expenses (lease operating expenses and production taxes) increased 6.5% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This increase was primarily due to the increases in the volumes of oil and natural gas sold, partially offset by decreased production taxes due to adjustments made by a purchaser in 1994 related to oil and gas sales in prior periods. As a percentage of oil and gas sales, these expenses remained relatively constant for the year ended December 31, 1994 as compared to the year ended December 31, 1993.

     Depreciation, depletion, and amortization of oil and gas properties decreased $76,033 for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This decrease was primarily due to upward reserve revisions at December 31, 1994, partially offset by increases in both retirements of oil and gas properties and volumes of oil and natural gas sold for the year ended December 31, 1994 as compared to the year ended December 31, 1993. As a percentage of oil and gas sales, this expense decreased to 24.8% for the year ended December 31, 1994 from 32.4% for the year ended December 31, 1993. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization, partially offset by the decreases in the average prices of oil and natural gas sold.

     General and administrative expenses expressed in dollars and as a percentage of oil and gas sales remained relatively constant for the year ended December 31, 1994 as compared to the year ended December 31, 1993.


                            I-D Partnership
                            ---------------

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased 28.8% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to decreases in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. Volumes of oil and natural gas sold decreased 3,942 barrels and 123,768 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease in the volumes of oil sold resulted primarily from one significant well not producing at maximum capacity during 1995 due to state-imposed allowable restrictions and normal declines in production on another significant well during the year ended December 31, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) one significant well not producing at maximum capacity during 1995 due to state-imposed allowable restrictions, (ii) negative volume adjustments made during the year ended December 31, 1995 by a purchaser related to gas sold in prior periods, and (iii) positive volume adjustments made during the year ended December 31, 1994 by a purchaser related to gas sold in prior periods. Average natural gas prices decreased to $1.50 per Mcf for the year ended December 31, 1995 from $1.90 per Mcf for the year ended December 31, 1994. Average oil prices increased to $16.44 per barrel for the year ended December 31, 1995 from $15.44 per barrel for the year ended December 31, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased 32.2% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to workover expenses on one well incurred during the year ended December 31, 1994 in order to improve the recovery of reserves and the decreases in the volumes of oil and natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses remained relatively constant for the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $90,184 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to the decreases in the volumes of oil and natural gas sold mentioned above and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense increased to 20.2% for the year ended December 31, 1995 from 19.6% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     As set forth under "Results of Operations" above, the I-D Partnership recognized a non-cash charge against earnings of $19,510 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-D Partnership's adoption of SFAS No. 121 on October 1, 1995. No similar charge was necessary during the year ended December 31, 1994 under the I-D Partnership's prior impairment policy.

     General and administrative expenses remained relatively constant for the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses increased to 7.2% for the year ended December 31, 1995 from 5.2% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in oil and gas sales during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     The Limited Partners in the I-D Partnership have received cash distributions through December 31, 1995 of $10,784,175 or 149.89% of Limited Partner capital contributions.


                 Year Ended December 31, 1994 Compared
                    to Year Ended December 31, 1993
                 -------------------------------------

     Total oil and gas sales increased 22.2% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This increase was primarily due to increases in volumes of oil and natural gas sold, partially offset by decreases in the average prices of oil and natural gas sold. Volumes of oil and natural gas sold increased 6,681 barrels and 162,180 Mcf, respectively, for the year ended December 31, 1994 as compared to the year ended December 31, 1993. The increase in volumes of oil sold was primarily due to an increase in production on two significant wells. The increase in production on one of these wells was due to a recompletion in 1994. The increase in volumes of natural gas sold was primarily due to adjustments made by a purchaser in 1994 related to natural gas sold in prior periods on a significant property and increased natural gas production on another significant well due to a recompletion in 1994. Oil prices decreased to an average of $15.44 per barrel for the year ended December 31, 1994 from an average of $17.13 per barrel for the year ended December 31, 1993. Natural gas prices decreased to an average of $1.90 per Mcf for the year ended December 31, 1994 from an average of $2.01 per Mcf for the year ended December 31, 1993.

     Direct operating expenses (lease operating expenses and production taxes) increased 9.7% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This increase was primarily due to the increases in volumes of oil and natural gas sold during the year ended December 31, 1994 as compared to the year ended December 31, 1993. As a percentage of oil and gas sales, these expenses decreased slightly to 20.1% for the year ended December 31, 1994 from 22.4% for the year ended December 31, 1993.

     Depreciation, depletion, and amortization of oil and gas properties decreased $128,807 for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This decrease was primarily due to upward reserve revisions at December 31, 1994, partially offset by the increases in both volumes of oil and natural gas sold and retirements of oil and gas properties for the year ended December 31, 1994 as compared to the year ended December 31, 1993. As a percentage of oil and gas sales, this expense decreased to 19.6% for the year ended December 31, 1994 from 33.0% for the year ended December 31, 1993. This percentage decrease was primarily due to the dollar decrease mentioned above, partially offset by the decreases in the average prices of oil and natural gas sold discussed above.

     General and administrative expenses remained relatively constant in dollars and as a percentage of oil and gas sales for the year ended December 31, 1994 as compared to the year ended December 31, 1993.


                            I-E Partnership
                            ---------------

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased 26.0% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to decreases in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. Volumes of oil and natural gas sold decreased 20,391 barrels and 395,818 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease in the volumes of oil sold resulted primarily from (i) one well being shut-in during a portion of the year ended December 31, 1995 in order to increase the well's production capabilities, (ii) positive volume adjustments on two wells made during the year ended December 31, 1994 by a purchaser related to oil sold in prior periods, and (iii) normal declines in production on several wells during the year ended December 31, 1995. Average natural gas prices decreased to $1.36 per Mcf for the year ended December 31, 1995 from $1.71 per Mcf for the year ended December 31, 1994. Average oil prices increased to $16.73 per barrel for the year ended December 31, 1995 from $15.14 per barrel for the year ended December 31, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased 28.5% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to workover expenses on several wells incurred during the year ended December 31, 1994 in order to improve the recovery of reserves and decreases in the volumes of oil and natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses remained relatively constant for the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $754,112 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to the decreases in the volumes of oil and natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994 and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 29.0% for the year ended December 31, 1995 from 33.1% for the year ended December 31, 1994. This percentage decrease was primarily due to the upward reserve revisions mentioned above, partially offset by the decrease in the average price of natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     As set forth under "Results of Operations" above, the I-E Partnership recognized a non-cash charge against earnings of $748,728 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-E Partnership's adoption of SFAS No. 121 on October 1, 1995. No similar charge was necessary during the year ended December 31, 1994 under the I-E Partnership's prior impairment policy.

     General and administrative expenses remained relatively constant for the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses increased to 10.7% for the year ended December 31, 1995 from 8.0% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in oil and gas sales during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     The Limited Partners in the I-E Partnership have received cash distributions through December 31, 1995 of $43,423,552 or 103.79% of Limited Partner capital contributions.


                 Year Ended December 31, 1994 Compared
                    to Year Ended December 31, 1993
                 -------------------------------------

     Total oil and gas sales increased 13.0% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This increase was primarily due to increases in volumes of oil and natural gas sold, partially offset by decreases in the average prices of oil and natural gas sold. Volumes of oil and natural gas sold increased 12,388 barrels and 523,808 Mcf, respectively, for the year ended December 31, 1994 as compared to the year ended December 31, 1993. The increase in volumes of natural gas sold was primarily due to an increase in production on one significant well due to a recompletion in 1994 and adjustments made by a purchaser in 1994 related to gas sold in prior periods on another significant well. Oil prices decreased to an average $15.14 per barrel for the year ended December 31, 1994 from an average of $16.50 per barrel for the year ended December 31, 1993. Natural gas prices decreased to an average of $1.71 per Mcf for the year ended December 31, 1994 from an average of $1.80 per Mcf for the year ended December 31, 1993.

     Direct operating expenses (lease operating expenses and production taxes) decreased 5.0% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This decrease was primarily due to workover expenses incurred in order to increase production on certain leases for the year ended December 31, 1993 with no similar expense for the year ended December 31, 1994, partially offset by additional costs associated with the increases in volumes of oil and natural gas sold during 1994. As a percentage of oil and gas sales, these expenses decreased to 32.1% for the year ended December 31, 1994 from 38.2% for the year ended December 31, 1993. This percentage decrease was primarily due to the dollar decrease in direct operating expenses, partially offset by the decreases in the average prices of oil and natural gas sold.

     Depreciation, depletion, and amortization of oil and gas properties decreased $192,840 for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This decrease was primarily due to upward reserve revisions at December 31, 1994, partially offset by the increase in both volumes of oil and natural gas sold and retirements of oil and gas properties for the year ended December 31, 1994 as compared to the year ended December 31, 1993. As a percentage of oil and gas sales, this expense decreased to 33.1% for the year ended December 31, 1994 from 40.8% for the year ended December 31, 1993. This percentage decrease was primarily due to the dollar decrease mentioned above, partially offset by the decrease in the average prices of oil and natural gas sold.

     General and administrative expenses increased $16,293 for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to a non-recurring decrease in general and administrative expenses in 1993 as a result of an overaccrued general and administrative expense estimate at December 31, 1992. As a percentage of oil and gas sales, this expense remained relatively constant for the year ended December 31, 1994 as compared to the year ended December 31, 1993.


                            I-F Partnership
                            ---------------

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased 26.6% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to decreases in the volumes of oil and natural gas sold and a decrease in the average price of natural gas sold, partially offset by an increase in the average price of oil sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. Volumes of oil and natural gas sold decreased 9,773 barrels and 199,206 Mcf, respectively, for the year ended
December 31, 1995 as compared to the year ended December 31, 1994. The decrease in the volumes of oil sold resulted primarily from (i) one well being shut-in during a portion of the year ended December 31, 1995 in order to increase the well's production capabilities, (ii) positive volume adjustments on two wells made during the year ended December 31, 1994 by a purchaser related to oil sold in prior periods, and (iii) normal declines in production on several wells during the year ended December 31, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) negative volume adjustments made by the purchaser on one well during the year ended December 31, 1995,
(ii) positive volume adjustments made by the purchaser on another well during the year ended December 31, 1994 related to gas sold in prior periods, and (iii) normal declines in production on several wells during the year ended December 31, 1995. Average natural gas prices decreased to $1.42 per Mcf for the year ended December 31, 1995 from $1.72 per Mcf for the year ended December 31, 1994. Average oil prices increased to $16.61 per barrel for the year ended December 31, 1995 from $15.20 per barrel for the year ended December 31, 1994.

     Direct operating expenses (lease operating expenses and production taxes) decreased 10.1% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to workover expenses on several wells incurred during the year ended December 31, 1994 in order to improve the recovery of reserves and the decreases in the volumes of oil and natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses increased to 39.4% for the year ended December 31, 1995 from 32.2% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $296,299 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to decreases in the volumes of oil and natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994 and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 27.9% for the year ended December 31, 1995 from 32.8% for the year ended December 31, 1994. This percentage decrease was primarily due to the upward reserve revisions mentioned above, partially offset by the decrease in the average price of natural gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     As set forth under "Results of Operations" above, the I-F Partnership recognized a non-cash charge against earnings of $258,913 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-F Partnership's adoption of SFAS No. 121 on October 1, 1995. No similar charge was necessary during the year ended December 31, 1994 under the I-F Partnership's prior impairment policy.

     General and administrative expenses remained relatively constant for the year ended December 31, 1995 as compared to the year ended
December 31, 1994. As a percentage of oil and gas sales, these expenses increased to 10.0% for the year ended December 31, 1995 from 7.4% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in oil and gas sales during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     The Limited Partners in the I-F Partnership have received cash distributions through December 31, 1995 of $14,628,664 or 102.15% of Limited Partner capital contributions.

                 Year Ended December 31, 1994 Compared
                    to Year Ended December 31, 1993
                 -------------------------------------

     Total oil and gas sales increased 20.6% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This increase was primarily due to increases in volumes of oil and natural gas sold, partially offset by decreases in the average prices of oil and natural gas sold. Volumes of oil and natural gas sold increased 5,661 barrels and 309,034 Mcf, respectively, for the year ended December 31, 1994 as compared to the year ended December 31, 1993. The increase in volumes of natural gas sold was primarily due to an increase in production on one significant well due to workovers in 1993 and adjustments made by a purchaser in 1994 related to natural gas sold in prior periods on two significant wells. Oil prices decreased to an average of $15.20 per barrel for the year ended December 31, 1994 from an average of $16.58 per barrel for the year ended December 31, 1993. Natural gas prices decreased to an average of $1.72 per Mcf for the year ended December 31, 1994 from an average of $1.96 per Mcf for the year ended December 31, 1993.

     Direct operating expenses (lease operating expenses and production taxes) decreased 16.8% for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This decrease was primarily due to workover expenses incurred in 1993, partially offset by the increases in volumes of oil and natural gas sold in 1994. As a percentage of oil and gas sales, these expenses decreased to 32.2% for the year ended December 31, 1994 from 46.6% for the year ended December 31, 1993. This percentage decrease was primarily due to the dollar decrease in direct operating expenses.

     Depreciation, depletion, and amortization of oil and gas properties increased $23,790 for the year ended December 31, 1994 as compared to the year ended December 31, 1993. This increase was primarily due to increases in volumes of oil and natural gas sold and retirements of oil and gas properties, partially offset by upward reserve revisions at December 31, 1994. As a percentage of oil and gas sales, this expense decreased to 32.8% for the year ended December 31, 1994 from 38.4% for the year ended December 31, 1993. This percentage decrease was primarily due to the dollar decrease mentioned above, partially offset by the decreases in the average prices of oil and natural gas sold.

     General and administrative expenses expressed in dollars and as a percentage of oil and gas sales remained relatively constant for the year ended December 31, 1994 as compared to the year ended December 31, 1993.

     Average Sales  Prices, Production Volumes  and Average Production
     Costs

     The following is a comparison of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel of oil or six Mcf of gas) for the years ended December 31, 1995, 1994, and 1993. These factors comprise the change in net oil and gas operations discussed in the "Results of Operations" section above.


                         1995 Compared to 1994
                         ---------------------

                         Average Sales Prices
- ---------------------------------------------------------------
P/ship             1995                1994           % Change
- ------       ----------------    ----------------    ----------
               Oil      Gas        Oil      Gas
             ($/Bbl)  ($/Mcf)    ($/Bbl)  ($/Mcf)    Oil   Gas
             -------  -------    -------  -------    ---  -----

 I-B          $16.79   $1.17      $15.09   $1.83     11%  (36%)
 I-C           16.70    1.66       15.69    2.14      6%  (22%)
 I-D           16.44    1.50       15.44    1.90      7%  (21%)
 I-E           16.73    1.36       15.14    1.71     11%  (20%)
 I-F           16.61    1.42       15.20    1.72      9%  (17%)


                          Production Volumes
- ---------------------------------------------------------------
 P/ship          1995               1994             % Change
- --------  ------------------  ------------------   -------------
            Oil       Gas      Oil        Gas       Oil     Gas
          (Bbls)     (Mcf)    (Bbls)     (Mcf)     (Bbls)  (Mcf)
          -------  ---------  -------  ---------   ------  -----

  I-B      4,628     150,238    9,132    172,201   (49%)   (13%)
  I-C     27,843     207,207   32,302    250,469   (14%)   (17%)
  I-D     22,427     577,969   26,369    701,737   (15%)   (18%)
  I-E     89,117   2,412,342  109,508  2,808,160   (19%)   (14%)
  I-F     45,101     711,486   54,874    910,692   (18%)   (22%)

            Average Production Costs per Equivalent Unit

                ---------------------------------
                P/ship    1995    1994   % Change
                ------   -----   -----   --------

                 I-B     $5.43   $3.87      40%
                 I-C      4.41    4.50     ( 2%)
                 I-D      1.99    2.44     (18%)
                 I-E      3.02    3.59     (16%)
                 I-F      4.25    3.74      14%



                         1994 Compared to 1993
                         ---------------------

                         Average Sales Prices
  --------------------------------------------------------------
  P/ship          1994                1993            % Change
  ------    ----------------    ----------------    ------------
              Oil      Gas        Oil      Gas
            ($/Bbl)  ($/Mcf)    ($/Bbl)  ($/Mcf)     Oil    Gas
            -------  -------    -------  -------    -----  -----

    I-B      $15.09   $1.83      $16.84   $1.95     (10%)  ( 6%)
    I-C       15.69    2.14       17.45    2.28     (10%)  ( 6%)
    I-D       15.44    1.90       17.13    2.01     (10%)  ( 5%)
    I-E       15.14    1.71       16.50    1.80     ( 8%)  ( 5%)
    I-F       15.20    1.72       16.58    1.96     ( 8%)  (12%)


                          Production Volumes
- ---------------------------------------------------------------
 P/ship           1994                1993           % Change
- --------   ------------------   -----------------  -------------
             Oil       Gas       Oil      Gas       Oil     Gas
           (Bbls)     (Mcf)     (Bbls)   (Mcf)     (Bbls)  (Mcf)
           -------  ---------   ------ ---------   ------  -----

  I-B        9,132    172,201    3,967   196,884    130%   (13%)
  I-C       32,302    250,469   27,177   245,018     19%     2%
  I-D       26,369    701,737   19,688   539,557     34%    30%
  I-E      109,508  2,808,160   97,120 2,284,352     13%    23%
  I-F       54,874    910,692   49,213   601,658     12%    51%

            Average Production Costs per Equivalent Unit

                ---------------------------------
                P/ship    1994    1993   % Change
                ------   -----   -----   --------

                 I-B     $3.87   $4.41     (12%)
                 I-C      4.50    4.60     ( 2%)
                 I-D      2.44    2.90     (16%)
                 I-E      3.59    4.57     (21%)
                 I-F      3.74    6.21     (40%)


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial  statements and  supplementary data are  indexed in
Item 14 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

     The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such directors and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

           Name        Age   Position with General Partner
     ----------------  ---  --------------------------------
     C. Philip Tholen   47  President and Chairman of
                              the Board of Directors

     Dennis R. Neill    44  Senior Vice President and
                              Director

     Jack A. Canon      46  Senior Vice President -
                              General Counsel

     Drew S. Phillips   37  Vice President - Controller

     Patrick M. Hall    37  Director

     Annabel M. Jones   42  Secretary

     Judy F. Hughes     49  Treasurer

The directors will hold office until the next annual meeting of shareholders of the General Partner and until their successors have been duly elected and qualified. All executive officers serve at the discretion of the Boards of Directors.

     C. Philip Tholen joined the Samson Companies in 1977 and has served as President, Chief Executive Officer, and Director of the General Partner since March 3, 1993. Prior to joining the Samson Companies, he was an audit manager for Arthur Andersen & Co. in Tulsa where he specialized in oil and natural gas industry audits and contract audits. He holds a Bachelor of Science degree in accounting from the University of Tulsa and is a Certified Public Accountant. Mr. Tholen is also Executive Vice President, Chief Financial Officer, Treasurer, and Director of Samson Investment Company; President, Chief Executive Officer, and Chairman of the Board of Directors of Samson Natural Gas Company, Dyco Petroleum Corporation, and Samson Resources Company; President of two Divisions of Samson Natural Gas Company, Samson Exploration Company and Samson Production Services Company; Senior Vice President, Treasurer, and Director of Samson Properties Incorporated; and Director of Circle L Drilling Company and Samson Industrial Corporation.

     Dennis R. Neill joined the Samson Companies in 1981 and was named Senior Vice President and Director of the General Partner on March 3, 1993. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President, Chief Operating Officer, and Director of Samson Properties Incorporated; Senior Vice President of Samson Hydrocarbons Company; Senior Vice President and Director of Dyco Petroleum Corporation; and President and Chairman of the Board of Directors of Samson Securities Company.

     Jack A. Canon joined the Samson Companies in 1983 and has served as Senior Vice President - General Counsel of the General Partner since March 3, 1993. Prior to joining the Samson Companies, he served as a staff attorney for Terra Resources, Inc. and was associated with the Tulsa law firm of Dyer, Powers, Marsh, Turner and Armstrong. He received a Bachelor of Science degree in accounting from Quincy College and a Juris Doctorate degree from the University of Tulsa. Mr. Canon also serves as Secretary of Samson Investment Company; Director of Samson Natural Gas Company, Samson Properties
Incorporated, Circle L Drilling Company, and Samson Securities Company; Senior Vice President - General Counsel of Samson Production Services Company and Dyco Petroleum Corporation; and Vice President - General Counsel of Samson Industrial Corporation.

     Drew S. Phillips joined the Samson Companies in 1984 and has served as Vice President - Controller of the General Partner since March 3, 1993. Prior to joining the Samson Companies, Mr. Phillips was a senior accountant for Arthur Andersen & Co. He received a Bachelor of Science degree in business administration from the
University of Arkansas and a Juris Doctorate degree from the University of Tulsa. A certified public accountant, Mr. Phillips is also Vice President - Financial and Tax Accounting of Samson Production Services Company.

     Patrick M. Hall joined the Samson Companies in 1983 and was named Director of the General Partner on March 3, 1993. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall is also a Director of Samson Natural Gas Company; Senior Vice President - Controller and Director of Samson Properties Incorporated; and Senior Vice President - Controller of Samson Production Services Company and Dyco Petroleum Corporation.

     Annabel M. Jones joined the Samson Companies in 1982 and was named Secretary of the General Partner on March 3, 1993. Prior to joining the Samson Companies she served as associate general counsel of the Oklahoma Securities Commission. She holds Bachelor of Arts (in political science) and Juris Doctorate degrees from the University of Oklahoma. Ms. Jones serves as Assistant General Counsel - Corporate Affairs for Samson Production Services Company, and is also Secretary of Samson Properties Incorporated, Samson Natural Gas Company, Dyco Petroleum Corporation, and Samson Industrial Corporation; Vice-President, Secretary, and Director of Samson Securities Company; and Assistant Secretary of Samson Investment Company.

     Judy F. Hughes joined the Samson Companies in 1978 and was named Treasurer of the General Partner on March 3, 1993. Prior to joining the Samson Companies, she performed treasury functions with Reading & Bates Corporation. She attended the University of Tulsa and also serves as Treasurer of Samson Natural Gas Company, Dyco Petroleum Corporation, and Samson Securities Company and Assistant Treasurer of Samson Investment Company and Samson Industrial Corporation.

ITEM 11.  EXECUTIVE COMPENSATION

     The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership for the years ended December 31, 1995, 1994, and 1993 is set forth in the table below.


         Partnership      1995        1994        1993
         -----------    --------    --------    --------

             I-B        $ 41,178    $ 45,246    $ 49,958
             I-C          93,550      94,020      94,020
             I-D          79,944      79,944      79,944
             I-E         464,880     464,880     464,880
             I-F         159,120     159,120     159,120


     None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates for the years ended December 31, 1995, 1994, and 1993:

                                      Salary Reimbursement

                                        I-B Partnership
                                        ---------------

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary    Bonus   sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)      ($)      ($)        ($)        SARs(#)     ($)       ($)
- ---------------   ----   -------   -----   -------   ----------   --------   -------   -------
Michael W.
Tomasso,
President,
Chief Executive
Officer<F1>       1993         -       -         -            -          -         -         -

C. Philip
Tholen,
President         1993         -       -         -            -          -         -         -
                  1994         -       -         -            -          -         -         -
                  1995         -       -         -            -          -         -         -

All Executive
Officers,
Directors,
and Employees
as a group        1993   $26,478       -         -            -          -         -         -
                  1994   $23,980       -         -            -          -         -         -
                  1995   $22,483       -         -            -          -         -         -
- ---------------

<F1> Mr. Tomasso served as President and Chief Executive Officer of the General Partner through
     March 3, 1993.

                                      Salary Reimbursement

                                        I-C Partnership
                                        ---------------

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary    Bonus   sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)      ($)      ($)        ($)        SARs(#)     ($)       ($)
- ---------------   ----   -------   -----   -------   ----------   --------   -------   -------
Michael W.
Tomasso,
President,
Chief Executive
Officer<F1>       1993         -       -         -            -          -         -         -

C. Philip
Tholen,
President         1993         -       -         -            -          -         -         -
                  1994         -       -         -            -          -         -         -
                  1995         -       -         -            -          -         -         -

All Executive
Officers,
Directors,
and Employees
as a group        1993   $49,831       -         -            -          -         -         -
                  1994   $49,831       -         -            -          -         -         -
                  1995   $51,078       -         -            -          -         -         -
- ---------------

<F1>  Mr. Tomasso served as President and Chief Executive Officer of the General Partner through
      March 3, 1993.

                                      Salary Reimbursement

                                        I-D Partnership
                                        ---------------

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary    Bonus   sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)      ($)      ($)        ($)        SARs(#)     ($)       ($)
- ---------------   ----   -------   -----   -------   ----------   --------   -------   -------
Michael W.
Tomasso,
President,
Chief Executive
Officer<F1>       1993         -       -         -            -          -         -         -

C. Philip
Tholen,
President         1993         -       -         -            -          -         -         -
                  1994         -       -         -            -          -         -         -
                  1995         -       -         -            -          -         -         -

All Executive
Officers,
Directors,
and Employees
as a group        1993   $42,370       -         -            -          -         -         -
                  1994   $42,370       -         -            -          -         -         -
                  1995   $43,649       -         -            -          -         -         -
- ---------------

<F1>  Mr. Tomasso served as President and Chief Executive Officer of the General Partner through
      March 3, 1993.

                                      Salary Reimbursement

                                        I-E Partnership
                                        ---------------

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal              Salary    Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
- ---------------   ----   --------  ------- -------   ----------   --------   -------   -------
Michael W.
Tomasso,
President,
Chief Executive
Officer<F1>       1993          -        -       -            -          -         -         -

C. Philip
Tholen,
President         1993          -        -       -            -          -         -         -
                  1994          -        -       -            -          -         -         -
                  1995          -        -       -            -          -         -         -

All Executive
Officers,
Directors,
and Employees
as a group        1993   $246,386        -       -            -          -         -         -
                  1994   $246,386        -       -            -          -         -         -
                  1995   $253,824        -       -            -          -         -         -

- ---------------

<F1>  Mr. Tomasso served as President and Chief Executive Officer of the General Partner through
      March 3, 1993.

                                      Salary Reimbursement

                                        I-F Partnership
                                        ---------------

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
- ---------------   ----   -------   ------- -------   ----------   --------   -------   -------
Michael W.
Tomasso,
President,
Chief Executive
Officer<F1>       1993         -         -       -            -          -         -         -

C. Philip
Tholen,
President         1993         -         -       -            -          -         -         -
                  1994         -         -       -            -          -         -         -
                  1995         -         -       -            -          -         -         -

All Executive
Officers,
Directors,
and Employees
as a group        1993   $84,334         -       -            -          -         -         -
                  1994   $84,334         -       -            -          -         -         -
                  1995   $86,880         -       -            -          -         -         -

- ---------------

<F1>  Mr. Tomasso served as President and Chief Executive Officer of the General Partner through
      March 3, 1993.

     Premier Gas Company ("Premier"), an affiliate of the Partnerships until December 6, 1995, purchased a portion of the Partnerships' gas at market prices and resold such gas at market prices directly to end-users and local distribution companies. Premier performs this function for both the Partnerships and unrelated third parties. The table below summarizes the dollar amount of gas sold by the Partner-ships to Premier for the years ended December 31, 1995, 1994, and 1993.


        Partnership       1995        1994        1993
        -----------    ----------  ----------  ----------

            I-B        $   43,625  $   53,394  $   41,358
            I-C             2,521      17,173      28,197
            I-D           362,560     437,754     509,603
            I-E         2,099,338   2,420,656   3,024,088
            I-F           481,355     574,321     495,262


See "Item 13.  Certain Relationships and Related Transactions."

     Affiliates of the Partnerships serve as operator of some of the Partnerships' wells. The General Partner contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. The dollar amount of such compensation paid by the Partnerships to the affiliates is impossible to quantify as of the date of this Annual Report.

     In addition to the compensation/reimbursements noted above, during the three years ended December 31, 1995, the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. These companies may have provided equipment and services for wells in which the Partnerships have an interest. These equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells bill the Partnerships for a portion of such costs based upon the Partnerships' interest in the well.

ITEM 12.  SECURITY   OWNERSHIP  OF   CERTAIN  BENEFICIAL   OWNERS  AND
          MANAGEMENT

     The following table provides information as to the beneficial ownership of the Units as of February 29, 1996 by (i) each beneficial owner of more than 5% of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                Number of Units
                                                  Beneficially
                                                 Owned (Percent
          Beneficial Owner                      of Outstanding)
- ------------------------------------           ------------------

I-B Partnership:
- ---------------
 Samson Properties Incorporated                1,725.2    (14.4%)

 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (10 persons)            1,725.2    (14.4%)

I-C Partnership:
- ---------------
 Samson Properties Incorporated                  674.5    ( 7.6%)

 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (10 persons)              674.5    ( 7.6%)

I-D Partnership:
- ---------------
 Samson Properties Incorporated                  575.0    ( 8.0%)

 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (10 persons)              575.0    ( 8.0%)

I-E Partnership:
- ---------------
 Samson Properties Incorporated                4,934.3    (11.8%)

 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (10 persons)            4,934.3    (11.8%)

I-F Partnership:
- ---------------
 Samson Properties Incorporated                1,725.3    (12.0%)

 All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (10 persons)            1,725.3    (12.0%)


     To the knowledge of the Partnerships and the General Partner, there were no officers, directors, or 5% owners who were delinquent filers of reports required under Section 16 of the Securities Exchange Act of 1934.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partner and certain of its affiliates engage in oil and gas activities independently of the Partnerships which result in conflicts of interest that cannot be totally eliminated. The allocation of acquisition and drilling opportunities and the nature of the compensation arrangements between the Partnerships and the General Partner also create potential conflicts of interest. Affiliates of the Partnerships own some of the Partnerships' Units and therefore have an identity of interest with other Limited Partners with respect to the operations of the Partnerships.

     In order to attempt to assure limited liability for Limited Partners as well as an orderly conduct of business, management of the Partnerships is exercised solely by the General Partner. The Partnership Agreements grant the General Partner broad discretionary authority with respect to the Partnerships' participation in drilling prospects and expenditure and control of funds, including borrowings. These provisions are similar to those contained in prospectuses and partnership agreements for other public oil and gas partnerships. Broad discretion as to general management of the Partnerships involves circumstances where the General Partner has conflicts of interest and where it must allocate costs and expenses, or opportunities, among the Partnerships and other competing interests.

     The General Partner does not devote all of its time, efforts, and personnel exclusively to the Partnerships. Furthermore, the Partnerships do not have any employees, but instead rely on the personnel of the Samson Companies. The Partnerships thus compete with the Samson Companies (including other currently sponsored oil and gas partnerships) for the time and resources of such personnel. The Samson Companies devote such time and personnel to the management of the Partnerships as are indicated by the circumstances and as are con-sistent with the General Partner's fiduciary duties.

     As a result of Samson Investment Company's ("Samson") acquisition of Geodyne Resources, Samson, PaineWebber, Geodyne Resources, and the General Partner entered into an advisory agreement which relates primarily to the Partnerships. PaineWebber served as the dealer manager of the original offering of Units. The Advisory Agreement became effective on March 3, 1993 and will generally continue in effect for a period of five years from the date thereof. The Advisory Agreement provides that: (i) Samson, Geodyne Resources, and the General Partner will comply, and will cause the Partnerships to comply, with provisions of the Partnership Agreements (including all restrictions, prohibitions, and other provisions of such agreements concerning transactions in which Samson or its affiliates purchase or sell properties from or to, or render services to, the Partnerships and the terms of such agreements relating to farmouts of oil and gas properties), and Samson and Geodyne Resources will cause the General Partner to comply with all applicable fiduciary duties; (ii) Samson will review periodically with PaineWebber on a retrospective basis the general operations and performance of the Partnerships and the terms of any material transaction by a Partnership, including any transaction that involves participation by the Samson Companies; and
(iii) Samson will review with PaineWebber on a prospective basis, and will allow PaineWebber to advise Samson and to comment on, (A) any General Partner-initiated amendment to a Partnership Agreement which requires a vote of the Limited Partners of such Partnership and (B) any proposal initiated by the General Partner or any of its affiliates that would involve a reorganization, merger, or consolidation of a Partnership, a sale of all or substantially all of the assets of a Partnership (including a roll-up or corporate stock exchange), the liquidation or dissolution of a Partnership, or the exchange of cash, securities, or other assets for all or any outstanding Units.

     In addition, the Advisory Agreement provides that: (i) Samson will cause Geodyne Resources to offer to repurchase Units at a price to be calculated in accordance with certain guidelines and to be paid in cash or a combination of cash and certain securities, all subject to certain limitations and restrictions; (ii) for a 24-month period beginning on March 1, 1993, the aggregate annual maximum amount chargeable to the Partnerships for direct administrative costs and general and administrative costs (as defined in the Partnership Agreements) will be reduced by an aggregate $800,000 from current levels for all partnerships sponsored by Geodyne Resources' subsidiaries and that certain other limits on amounts charged to the Partnerships for general and administrative costs will be observed;
(iii) Samson will provide PaineWebber certain information relating to the Partnerships and the Limited Partners; (iv) Samson and Geodyne Resources will maintain an "800" investor services telephone number;
(v) Samson and Geodyne Resources will take certain actions with respect to oil and gas properties held by nominees, insurance maintained by the Partnerships, approval as to transfers of interests in the Partnerships and the selection of independent reserve engineers; (vi) Samson and Geodyne Resources acknowledge the standing of PaineWebber to institute actions, subject to certain limitations, in connection with the Advisory Agreement on behalf of the Limited Partners; and (vii) if Samson proposes a consolidation, merger, or exchange offer involving any limited partnership managed by Samson (other than Samson Energy Company Limited Partnership), it will propose to include all of the Partnerships in such transaction or provide a statement to PaineWebber as to the reasons why some or all of the Partnerships are not included in such transaction.

     Pursuant to the Advisory Agreement, Geodyne Resources has agreed to reimburse PaineWebber for all reasonable expenses incurred by it in connection with the matters contemplated by the Advisory Agreement, and Samson has agreed to indemnify PaineWebber and certain related parties from certain liabilities incurred in connection with the Advisory Agreement.

     Affiliates of the Partnerships are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the Partnerships' leasehold interests. Until December 6, 1995, the General Partner had delegated the negotiation, administration, and enforcement of its gas sales agreements to Premier. In addition to providing such administrative services, Premier purchased and resold gas directly to end-users and local distribution companies. Because affiliates of the Partnerships who provide services to the Partnerships have fiduciary or other duties to other members of the Samson Companies, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that the Partnerships would take if they were to administer their own contracts without involvement with other members of the Samson Companies. On the other hand, management believes that the

Partnerships' negotiating strength and contractual positions have been enhanced by virtue of their affiliation with the Samson Companies. For a description of certain of the relationships and related transactions see "Item 11. Executive Compensation."


                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K


     (a)  Financial  Statements,  Financial  Statement Schedules,  and
          Exhibits.

          (1)  Financial   Statements:      The  following   financial
               statements for the

                    Geodyne Energy Income Limited Partnership I-B Geodyne Energy Income Limited Partnership I-C Geodyne Energy Income Limited Partnership I-D Geodyne Energy Income Limited Partnership I-E Geodyne Energy Income Limited Partnership I-F

               as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995 are filed as part of this report:

                    Report of Independent Accountants
                    Combined Balance Sheets
                    Combined Statements of Operations
                    Combined Statements of Changes in
                         Partners' Capital (Deficit)
                    Combined Statements of Cash Flows
                    Notes to Combined Financial Statements

          (2)  Financial Statement Schedules:

               None.   These  schedules  have been  omitted since  the
               required information is presented in the financial statements or is not applicable.

          (3)  Exhibits:

               4.1 The Certificate and Agreements of Limited Partnership for the following Partnerships have been previously filed with the Securities and Exchange Commission as Exhibit 2.1 to Form 8-A filed by each Partnership on the dates shown below and are hereby incorporated by reference.

                         Partnership    Filing Date    File No.
                         -----------    ------------   --------

                             I-B        May 23, 1986   0-14657
                             I-C        May 23, 1986   0-14658
                             I-D        May 5, 1987    0-15831
                             I-E        May 5, 1987    0-15832
                             I-F        May 5, 1987    0-15833

               4.2 Advisory Agreement dated as of November 24, 1992 between Samson, PaineWebber, Geodyne Resources, Geodyne Properties, Inc., Geodyne Production Company, and Geodyne Energy Company filed as
                    Exhibit 28.3 to Registrant's Current Report on Form 8-K on December 24, 1992 and is hereby incorporated by reference.

               4.3 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-B, filed as
                    Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

               4.4 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-C, filed as
                    Exhibit 4.2 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

               4.5 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D, filed as
                    Exhibit 4.3 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

               4.6 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-E, filed as
                    Exhibit 4.4 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

               4.7 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-F, filed as
                    Exhibit 4.5 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

          *    23.1 Consent   of   Ryder   Scott  Company   Petroleum
                    Engineers  for  Geodyne   Energy  Income   Limited
                    Partnership I-B.

          *    23.2 Consent   of   Ryder   Scott  Company   Petroleum
                    Engineers  for  Geodyne   Energy  Income   Limited
                    Partnership I-C.

          *    23.3 Consent   of   Ryder   Scott  Company   Petroleum
                    Engineers  for  Geodyne   Energy  Income   Limited
                    Partnership I-D.

          *    23.4 Consent   of   Ryder   Scott  Company   Petroleum
                    Engineers  for  Geodyne   Energy  Income   Limited
                    Partnership I-E.

          *    23.5 Consent   of   Ryder   Scott  Company   Petroleum
                    Engineers  for  Geodyne   Energy  Income   Limited
                    Partnership I-F.

          * 27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-B's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

          * 27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-C's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

          * 27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-D's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

          * 27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-E's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

          * 27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-F's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

               All other Exhibits are omitted as inapplicable.

               ----------------------

               *Filed herewith.


     (b)  Reports on Form 8-K for the fourth quarter of 1995:

               None.

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP I-B

                              By:  GEODYNE PROPERTIES, INC.
                                   General Partner

                                   April 2, 1996

                              By:  /s/C. Philip Tholen
                                   ------------------------------
                                      C. Philip Tholen
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/C. Philip Tholen    President and          April 2, 1996
     -------------------    Chairman of the
        C. Philip Tholen    Board (Principal
                            Executive Officer)

     /s/Dennis R. Neill     Senior Vice            April 2, 1996
     -------------------    President and
        Dennis R. Neill     Director

     /s/Jack A. Canon       Senior Vice            April 2, 1996
     -------------------    President -
        Jack A. Canon       General Counsel

     /s/Drew S. Phillips    Vice-President -       April 2, 1996
     -------------------    Controller
        Drew S. Phillips    (Principal
                            Accounting Officer)

     /s/Patrick M. Hall     Director               April 2, 1996
     -------------------
        Patrick M. Hall

     /s/Annabel M. Jones    Secretary              April 2, 1996
     -------------------
        Annabel M. Jones

     /s/Judy F. Hughes      Treasurer              April 2, 1996
     -------------------
        Judy F. Hughes

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP I-C

                              By:  GEODYNE PROPERTIES, INC.
                                   General Partner

                                   April 2, 1996

                              By:  /s/C. Philip Tholen
                                   ------------------------------
                                      C. Philip Tholen
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/C. Philip Tholen    President and          April 2, 1996
     -------------------    Chairman of the
        C. Philip Tholen    Board (Principal
                            Executive Officer)

     /s/Dennis R. Neill     Senior Vice            April 2, 1996
     -------------------    President and
        Dennis R. Neill     Director

     /s/Jack A. Canon       Senior Vice            April 2, 1996
     -------------------    President -
        Jack A. Canon       General Counsel

     /s/Drew S. Phillips    Vice-President -       April 2, 1996
     -------------------    Controller
        Drew S. Phillips    (Principal
                            Accounting Officer)

     /s/Patrick M. Hall     Director               April 2, 1996
     -------------------
        Patrick M. Hall

     /s/Annabel M. Jones    Secretary              April 2, 1996
     -------------------
        Annabel M. Jones

     /s/Judy F. Hughes      Treasurer              April 2, 1996
     -------------------
        Judy F. Hughes

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP I-D

                              By:  GEODYNE PROPERTIES, INC.
                                   General Partner

                                   April 2, 1996

                              By:  /s/C. Philip Tholen
                                   ------------------------------
                                      C. Philip Tholen
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/C. Philip Tholen    President and          April 2, 1996
     -------------------    Chairman of the
        C. Philip Tholen    Board (Principal
                            Executive Officer)

     /s/Dennis R. Neill     Senior Vice            April 2, 1996
     -------------------    President and
        Dennis R. Neill     Director

     /s/Jack A. Canon       Senior Vice            April 2, 1996
     -------------------    President -
        Jack A. Canon       General Counsel

     /s/Drew S. Phillips    Vice-President -       April 2, 1996
     -------------------    Controller
        Drew S. Phillips    (Principal
                            Accounting Officer)

     /s/Patrick M. Hall     Director               April 2, 1996
     -------------------
        Patrick M. Hall

     /s/Annabel M. Jones    Secretary              April 2, 1996
     -------------------
        Annabel M. Jones

     /s/Judy F. Hughes      Treasurer              April 2, 1996
     -------------------
        Judy F. Hughes

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP I-E

                              By:  GEODYNE PROPERTIES, INC.
                                   General Partner

                                   April 2, 1996

                              By:  /s/C. Philip Tholen
                                   ------------------------------
                                      C. Philip Tholen
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/C. Philip Tholen    President and          April 2, 1996
     -------------------    Chairman of the
        C. Philip Tholen    Board (Principal
                            Executive Officer)

     /s/Dennis R. Neill     Senior Vice            April 2, 1996
     -------------------    President and
        Dennis R. Neill     Director

     /s/Jack A. Canon       Senior Vice            April 2, 1996
     -------------------    President -
        Jack A. Canon       General Counsel

     /s/Drew S. Phillips    Vice-President -       April 2, 1996
     -------------------    Controller
        Drew S. Phillips    (Principal
                            Accounting Officer)

     /s/Patrick M. Hall     Director               April 2, 1996
     -------------------
        Patrick M. Hall

     /s/Annabel M. Jones    Secretary              April 2, 1996
     -------------------
        Annabel M. Jones

     /s/Judy F. Hughes      Treasurer              April 2, 1996
     -------------------
        Judy F. Hughes

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP I-F

                              By:  GEODYNE PROPERTIES, INC.
                                   General Partner

                                   April 2, 1996

                              By:  /s/C. Philip Tholen
                                   ------------------------------
                                      C. Philip Tholen
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/C. Philip Tholen    President and          April 2, 1996
     -------------------    Chairman of the
        C. Philip Tholen    Board (Principal
                            Executive Officer)

     /s/Dennis R. Neill     Senior Vice            April 2, 1996
     -------------------    President and
        Dennis R. Neill     Director

     /s/Jack A. Canon       Senior Vice            April 2, 1996
     -------------------    President -
        Jack A. Canon       General Counsel

     /s/Drew S. Phillips    Vice-President -       April 2, 1996
     -------------------    Controller
        Drew S. Phillips    (Principal
                            Accounting Officer)

     /s/Patrick M. Hall     Director               April 2, 1996
     -------------------
        Patrick M. Hall

     /s/Annabel M. Jones    Secretary              April 2, 1996
     -------------------
        Annabel M. Jones

     /s/Judy F. Hughes      Treasurer              April 2, 1996
     -------------------
        Judy F. Hughes

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
GEODYNE PRODUCTION PARTNERSHIP I-B

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership I-B, an Oklahoma limited partnership, and Geodyne Production Partnership I-B, an Oklahoma general partnership, as of December 31, 1995 and 1994 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-B and Geodyne Production Partnership I-B at December 31, 1995 and 1994 and the combined results of their operations and cash flows for the years ended December 31, 1995, 1994, and 1993, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the combined financial statements, the Geodyne Energy Income Limited Partnership I-B and Geodyne Production Partnership I-B changed their policy of accounting for impairment of their oil and gas properties on October 1, 1995.





                              COOPERS & LYBRAND L.L.P.
Tulsa, Oklahoma
March 25, 1996

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                        Combined Balance Sheets
                      December 31, 1995 and 1994

                                ASSETS
                                ------
                                           1995          1994
                                       ------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents             $ 25,001      $   56,549
  Accounts receivable:
    General Partner                        4,074            -
    Oil and gas sales, including
      $5,872 and $4,750 due from
      related parties                     38,453          46,468
                                         -------       ---------
    Total current assets                $ 67,528      $  103,017

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          482,234         903,058

DEFERRED CHARGE                           98,278         120,243
                                         -------       ---------
                                        $648,040      $1,126,318
                                         =======       =========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                      $  7,659      $   19,982
  Gas imbalance payable                   73,983          17,999
                                         -------       ---------
    Total current liabilities           $ 81,642      $   37,981

ACCRUED LIABILITY                       $ 34,173      $   37,647

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ( 104,724)    ($   95,948)
  Limited Partners, issued and
    outstanding, 11,958 Units            636,949       1,146,638
                                         -------       ---------
    Total Partners' capital              532,225      $1,050,690
                                         -------       ---------
                                        $648,040      $1,126,318
                                         =======       =========


                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   Combined Statements of Operations
         For the Years Ended December 31, 1995, 1994, and 1993


                                  1995        1994        1993
                               ----------  ----------  ----------

REVENUES:
  Oil and gas sales, including
    $43,625, $53,394, and
    $41,358 of sales to
    related parties             $254,050    $453,021    $451,266
  Interest income                    614       1,527         951
  Gain on sale of oil and
    gas properties                 4,772        -           -
                                 -------     -------     -------
                                $259,436    $454,548    $452,217
COSTS AND EXPENSES:
  Lease operating               $143,112    $113,509    $125,884
  Production tax                  17,997      32,894      36,460
  Depreciation, depletion,
    and amortization of oil
    and gas properties           303,520     294,794     518,349
  Impairment provision           125,159        -           -
  General and administrative      48,113      56,861      60,520
                                 -------     -------     -------
                                $637,901    $498,058    $741,213
                                 -------     -------     -------
NET LOSS                       ($378,465)  ($ 43,510)  ($288,996)
                                 =======     =======     =======

GENERAL PARTNER -
  NET INCOME (LOSS)            ($  1,776)   $  9,616    $  6,284
                                 =======     =======     =======

LIMITED PARTNERS - NET LOSS    ($376,689)  ($ 53,126)  ($295,280)
                                 =======     =======     =======

NET LOSS per Unit              ($  31.50)  ($   4.44)  ($  24.69)
                                 =======     =======     =======

UNITS OUTSTANDING                 11,958      11,958      11,958
                                 =======     =======     =======





                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1995, 1994, and 1993

                               Limited     General
                              Partners     Partner       Total
                            ------------  ---------  ------------

Balance, Dec. 31, 1992       $1,905,917   (  89,918)  $1,815,999
  Net income (loss)         (   295,280)      6,284  (   288,996)
  Cash distributions        (   161,873)  (   9,930) (   171,803)
                              ---------     -------    ---------

Balance, Dec. 31, 1993       $1,448,764   ( $93,564)  $1,355,200
  Net income (loss)         (    53,126)      9,616  (    43,510)
  Cash distributions        (   249,000)  (  12,000) (   261,000)
                              ---------     -------    ---------

Balance, Dec. 31, 1994       $1,146,638   ( $95,948)  $1,050,690
  Net loss                  (   376,689)  (   1,776) (   378,465)
  Cash distributions        (   133,000)  (   7,000) (   140,000)
                              ---------     -------    ---------

Balance, Dec. 31, 1995       $  636,949   ($104,724)  $  532,225
                              =========     =======    =========


                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1995, 1994, and 1993

                                       1995        1994        1993
                                    ----------  ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                          ($378,465)  ($ 43,510)  ($288,996)
  Adjustments to reconcile net
    loss to net cash provided by
    operating activities:
    Depreciation, depletion, and
      amortization of oil and gas
      properties                      303,520     294,794     518,349
    Impairment provision              125,159        -           -
    Gain on sale of oil
      and gas properties            (   4,772)       -           -
    Increase in accounts
      receivable-General Partner    (   4,074)       -           -
    (Increase) decrease in
      accounts receivable               8,015      28,913   (  15,387)
    (Increase) decrease in
      deferred charge                  21,965   (  47,865)  (  72,378)
    Increase (decrease) in
      accounts payable              (  12,323)      7,390   (   5,594)
    Increase in gas
      imbalance payable                55,984      17,999        -
    Increase (decrease) in
      accrued liability             (   3,474)      5,011      32,636
                                      -------     -------     -------
  Net cash provided by operating
    activities                       $111,535    $262,732    $168,630
                                      -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures              ($  8,037)  ($     13)  ($    377)
  Proceeds from sale of oil and
    gas properties                      4,954          20      39,742
                                      -------     -------     -------
  Net cash provided (used) by
    investing activities            ($  3,083)   $      7    $ 39,365
                                      -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                ($140,000)  ($261,000)  ($171,803)
                                      -------     -------     -------
  Net cash used by financing
    activities                      ($140,000)  ($261,000)  ($171,803)
                                      -------     -------     -------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS              ($ 31,548)   $  1,739    $ 36,192

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                  56,549      54,810      18,618
                                      -------     -------     -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                      $ 25,001    $ 56,549    $ 54,810
                                      =======     =======     =======




               The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
GEODYNE PRODUCTION PARTNERSHIP I-C

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership I-C, an Oklahoma limited partnership, and Geodyne Production Partnership I-C, an Oklahoma general partnership, as of December 31, 1995 and 1994 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-B and Geodyne Production Partnership I-B at December 31, 1995 and 1994 and the combined results of their operations and cash flows for the years ended December 31, 1995, 1994, and 1993, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the combined financial statements, the Geodyne Energy Income Limited Partnership I-C and Geodyne Production Partnership I-C changed their policy of accounting for impairment of their oil and gas properties on October 1, 1995.





                              COOPERS & LYBRAND L.L.P.
Tulsa, Oklahoma
March 25, 1996

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                        Combined Balance Sheets
                      December 31, 1995 and 1994

                                ASSETS
                                ------

                                           1995          1994
                                       ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents             $115,815      $  116,512
  Accounts receivable:
    General Partner                       18,104            -
    Oil and gas sales, including
      $2,078 due from related
      parties in 1994                    161,572         142,877
                                         -------       ---------
    Total current assets                $295,491      $  259,389

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method         $445,122         783,132

DEFERRED CHARGE                           39,457          53,687
                                         -------       ---------
                                         780,070      $1,096,208
                                         =======       =========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                      $ 16,781      $   21,359
  Gas imbalance payable                   13,021           2,369
                                         -------       ---------
    Total current liabilities           $ 29,802      $   23,728

ACCRUED LIABILITY                       $ 15,632      $   18,912

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($ 66,308)    ($   63,764)
  Limited Partners, issued and
    outstanding, 8,885 Units             800,944       1,117,332
                                         -------       ---------
    Total Partners' capital             $734,636      $1,053,568
                                         -------       ---------
                                        $780,070      $1,096,208
                                         =======       =========


                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   Combined Statements of Operations
         For the Years Ended December 31, 1995, 1994, and 1993


                                  1995        1994        1993
                               ----------  ----------  ----------

REVENUES:
  Oil and gas sales, including
    $2,521, $17,173, and
    $28,197 of sales to
    related parties             $808,435   $1,042,630  $1,032,753
  Interest income                  4,052        3,606       2,918
  Gain on sale of oil
    and gas properties            39,926         -           -
  Other income                      -             189        -
                                --------    ---------   ---------
                                $852,413   $1,046,425  $1,035,671
COSTS AND EXPENSES:
  Lease operating               $219,066   $  272,832  $  235,758
  Production tax                  56,131       60,411      77,167
  Depreciation, depletion,
    and amortization of oil
    and gas properties           181,870      258,978     335,011
  Impairment provision           155,698         -           -
  General and administrative     100,580      104,385     102,918
                                 -------    ---------   ---------
                                $713,345   $  696,606  $  750,854
                                 -------    ---------   ---------
NET INCOME                      $139,068   $  349,819  $  284,817
                                 =======    =========   =========

GENERAL PARTNER - NET INCOME    $ 20,456   $   27,850  $   27,641
                                 =======    =========   =========

LIMITED PARTNERS - NET INCOME   $118,612   $  321,969  $  257,176
                                 =======    =========   =========

NET INCOME per Unit             $  13.35   $    36.24  $    28.94
                                 =======    =========   =========

UNITS OUTSTANDING                  8,885        8,885       8,885
                                 =======    =========   =========





                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1995, 1994, and 1993


                               Limited     General
                              Partners     Partner       Total
                            ------------  ---------  ------------

Balance, Dec. 31, 1992       $1,743,099   ($54,895)   $1,688,204
   Net income                   257,176     27,641       284,817
   Cash distributions       (   659,912)  ( 36,060)  (   695,972)
                              ---------     ------     ---------
Balance, Dec. 31, 1993       $1,340,363   ( 63,314)   $1,277,049
   Net income                   321,969     27,850       349,819
   Cash distributions       (   545,000)  ( 28,300)  (   573,300)
                              ---------     ------     ---------

Balance, Dec. 31, 1994       $1,117,332   ($63,764)   $1,053,568
   Net income                   118,612     20,456       139,068
   Cash distributions       (   435,000)  ( 23,000)  (   458,000)
                              ---------     ------     ---------

Balance, Dec. 31, 1995       $  800,944   ($66,308)   $  734,636
                              =========     ======     =========






                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1995, 1994, and 1993

                                       1995        1994        1993
                                    ----------  ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                         $139,068    $349,819    $284,817
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation, depletion, and
      amortization of oil and gas
      properties                      181,870     258,978     335,011
    Impairment provision              155,698        -           -
    Gain on sale of oil
      and gas properties            (  39,926)       -           -
    Increase in accounts
      receivable-General Partner    (  18,104)       -           -
    (Increase) decrease in
      accounts receivable           (  18,695)     22,563      31,268
    (Increase) decrease in
      deferred charge                  14,230   (  18,785)  (  34,902)
    Increase (decrease) in accounts
      payable                       (   4,578)  (   4,072)      9,028
    Increase in gas imbalance
      payable                          10,652       2,369        -
    Increase (decrease) in accrued
      liability                     (   3,280)      8,355      10,557
                                      -------     -------     -------
  Net cash provided by operating
    activities                       $416,935    $619,227    $635,779
                                      -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures               $      -   ($ 17,121)  ($    588)
  Proceeds from sale of oil and
    gas properties                     40,368           4      36,584
                                      -------     -------     -------
  Net cash provided (used) by
    investing activities             $ 40,368   ($ 17,117)   $ 35,996
                                      -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                ($458,000)  ($573,300)  ($695,972)
                                      -------     -------     -------
  Net cash used by financing
    activities                      ($458,000)  ($573,300)  ($695,972)
                                      -------     -------     -------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS              ($    697)   $ 28,810   ($ 24,197)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                 116,512      87,702     111,899
                                      -------     -------     -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                      $115,815    $116,512    $ 87,702
                                      =======     =======     =======







                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
GEODYNE PRODUCTION PARTNERSHIP I-D

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership I-D, an Oklahoma limited partnership, and Geodyne Production Partnership I-D, an Oklahoma general partnership, as of December 31, 1995 and 1994 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-D and Geodyne Production Partnership I-D at December 31, 1995 and 1994 and the combined results of their operations and cash flows for the years ended December 31, 1995, 1994, and 1993, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the combined financial statements, the Geodyne Energy Income Limited Partnership I-D and Geodyne Production Partnership I-D changed their policy of accounting for impairment of their oil and gas properties on October 1, 1995.





                              COOPERS & LYBRAND L.L.P.
Tulsa, Oklahoma
March 25, 1996

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        Combined Balance Sheets
                      December 31, 1995 and 1994

                                ASSETS
                                ------

                                              1995        1994
                                           ----------  ----------
CURRENT ASSETS:
  Cash and cash equivalents                $  245,666  $  247,485
  Accounts receivable:
    Oil and gas sales, including
      $65,811 and $45,181 due from
      related parties                         224,856     213,580
                                            ---------   ---------
    Total current assets                   $  470,522  $  461,065

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method             1,010,429   1,274,781

DEFERRED CHARGE                               113,490      97,856
                                            ---------   ---------
                                           $1,594,441  $1,833,702
                                            =========   =========

                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

CURRENT LIABILITIES:
  Accounts payable                         $   30,749  $   36,349
  Gas imbalance payable                        67,130      77,340
                                            ---------   ---------
    Total current liabilities              $   97,879  $  113,689

ACCRUED LIABILITY                          $   17,970  $   41,208

PARTNERS' CAPITAL:
  General Partner                          $   17,993  $    9,506
  Limited Partners, issued and
    outstanding, 7,195 Units                1,460,599   1,669,299
                                            ---------   ---------
    Total Partners' capital                $1,478,592  $1,678,805
                                            ---------   ---------
                                           $1,594,441  $1,833,702
                                            =========   =========



                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   Combined Statements of Operations
         For the Years Ended December 31, 1995, 1994, and 1993


                                  1995        1994        1993
                               ----------  ----------  ----------
REVENUES:
  Oil and gas sales, including
    $362,560, $437,754, and
    $509,603 of sales to
    related parties            $1,237,419  $1,738,315  $1,422,035
  Interest income                   8,358      12,843       8,172
  Gain on sale of oil and
     gas properties                 1,377       2,993        -
  Other income                       -            123         430
                                ---------   ---------   ---------
                               $1,247,154  $1,754,274  $1,430,637
COSTS AND EXPENSES:
  Lease operating              $  144,541  $  245,671  $  218,029
  Production tax                   92,050     103,352     100,024
  Depreciation, depletion,
    and amortization of oil
    and gas properties            249,914     340,098     468,905
  Impairment provision             19,510        -           -
  General and administrative       89,352      90,992      88,613
                                ---------   ---------   ---------
                               $  595,367  $  780,113  $  875,571
                                ---------   ---------   ---------
NET INCOME                     $  651,787  $  974,161  $  555,066
                                =========   =========   =========

GENERAL PARTNER -
  NET INCOME                   $  135,487  $  193,738  $  148,907
                                =========   =========   =========

LIMITED PARTNERS - NET INCOME  $  516,300  $  780,423  $  406,159
                                =========   =========   =========

NET INCOME per Unit            $    71.76  $   108.47  $    56.45
                                =========   =========   =========

UNITS OUTSTANDING                   7,195       7,195       7,195
                                =========   =========   =========



                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1995, 1994, and 1993


                              Limited      General
                             Partners      Partner       Total
                           ------------  ----------  ------------

Balance, Dec. 31, 1992      $2,542,453    $ 24,421    $2,566,874
   Net income                  406,159     148,907       555,066
   Cash distributions      ( 1,054,736)  ( 177,560)  ( 1,232,296)
                             ---------     -------     ---------

Balance, Dec. 31, 1993      $1,893,876   (   4,232)   $1,889,644
   Net income                  780,423     193,738       974,161
   Cash distributions      ( 1,005,000)  ( 180,000)  ( 1,185,000)
                             ---------     -------     ---------

Balance, Dec. 31, 1994      $1,669,299    $  9,506    $1,678,805
   Net income                  516,300     135,487       651,787
   Cash distributions      (   725,000)  ( 127,000)  (   852,000)
                             ---------     -------     ---------

Balance, Dec. 31, 1995      $1,460,599    $ 17,993    $1,478,592
                             =========     =======     =========





               The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1995, 1994, and 1993

                                  1995          1994          1993
                              ------------  ------------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income                   $651,787      $  974,161    $  555,066
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties        249,914         340,098       468,905
    Impairment provision         19,510            -             -
    Gain on sale of oil and
      gas properties          (   1,377)    (     2,993)         -
    (Increase) decrease in
      accounts receivable     (  11,276)         46,746        67,184
    (Increase) decrease in
      deferred charge         (  15,634)         16,147          -
    Increase (decrease) in
      accounts payable        (   5,600)    (    19,466)       25,610
    Increase (decrease) in
      gas imbalance payable   (  10,210)    (   261,883)       78,556
    Increase (decrease) in
      accrued liability       (  23,238)         10,797          -
                                -------       ---------     ---------
  Net cash provided by
    operating activities       $853,876      $1,103,607    $1,195,321
                                -------       ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($  7,434)    ($   58,268)  ($   15,748)
  Proceeds from sale of
    oil and gas properties        3,739           5,767          -
                                -------       ---------     ---------
  Net cash used by investing
    activities                ($  3,695)    ($   52,501)  ($   15,748)
                                -------       ---------     ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($852,000)    ($1,185,000)  ($1,232,296)
                                -------       ---------     ---------
  Net cash used by financing
    activities                ($852,000)    ($1,185,000)  ($1,232,296)
                                -------       ---------     ---------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS            ($  1,819)    ($  133,894)  ($   52,723)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD        247,485         381,379       434,102
                                -------       ---------     ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $245,666      $  247,485    $  381,379
                                =======       =========     =========




               The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
GEODYNE PRODUCTION PARTNERSHIP I-E

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership I-E, an Oklahoma limited partnership, and Geodyne Production Partnership I-E, an Oklahoma general partnership, as of December 31, 1995 and 1994 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-E and Geodyne Production Partnership I-E at December 31, 1995 and 1994 and the combined results of their operations and cash flows for the years ended December 31, 1995, 1994, and 1993, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the combined financial statements, the Geodyne Energy Income Limited Partnership I-E and Geodyne Production Partnership I-E changed their policy of accounting for impairment of their oil and gas properties on October 1, 1995.





                              COOPERS & LYBRAND L.L.P.
Tulsa, Oklahoma
March 25, 1996

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        Combined Balance Sheets
                      December 31, 1995 and 1994

                                ASSETS
                                ------

                                         1995           1994
                                     -------------  -------------

CURRENT ASSETS:
  Cash and cash equivalents           $  734,316     $   679,615
  Accounts receivable:
    Oil and gas sales, including
    $373,412 and $307,819 due
    from related parties                 775,771         862,080
                                       ---------      ----------
    Total current assets              $1,510,087     $ 1,541,695

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method        6,504,506       8,550,992

DEFERRED CHARGE                          942,747         944,469
                                       ---------      ----------
                                      $8,957,340     $11,037,156
                                       =========      ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                    $  172,888    $    220,670
  Gas imbalance payable                  210,231         235,677
                                       ---------      ----------
    Total current liabilities         $  383,119     $   456,347

ACCRUED LIABILITY                     $  135,446     $   379,615

PARTNERS' CAPITAL (DEFICIT):
  General Partner                    ($   54,687)   ($   115,710)
  Limited Partners, issued and
    outstanding, 41,839 Units          8,493,462      10,316,904
                                       ---------      ----------
    Total Partners' capital           $8,438,775     $10,201,194
                                       ---------      ----------
                                      $8,957,340     $11,037,156
                                       =========      ==========


                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   Combined Statements of Operations
         For the Years Ended December 31, 1995, 1994, and 1993

                                  1995        1994        1993
                               ----------  ----------  ----------

REVENUES:
  Oil and gas sales, including
    $2,099,338, $2,420,656,
    and $3,024,088 of sales
    to related parties         $4,777,881  $6,455,258  $5,714,015
  Interest income                  28,581      31,102      22,750
  Gain on sale of oil and
    gas properties                  3,843      11,697      21,887
  Other income                       -            370       1,656
                                ---------   ---------   ---------
                               $4,810,305  $6,498,427  $5,760,308
COSTS AND EXPENSES:
  Lease operating              $1,161,941  $1,691,839  $1,733,220
  Production tax                  319,588     380,840     449,292
  Depreciation, depletion,
    and amortization of oil
    and gas properties          1,385,245   2,139,357   2,332,197
  Impairment provision            748,728        -           -
  General and administrative      510,222     515,945     499,652
                                ---------   ---------   ---------
                               $4,125,724  $4,727,981  $5,014,361
                                ---------   ---------   ---------
NET INCOME                     $  684,581  $1,770,446  $  745,947
                                =========   =========   =========

GENERAL PARTNER -
  NET INCOME                   $  368,023  $  369,587  $  284,492
                                =========   =========   =========

LIMITED PARTNERS - NET INCOME  $  316,558  $1,400,859  $  461,455
                                =========   =========   =========

NET INCOME per Unit            $     7.57  $    33.48  $    11.03
                                =========   =========   =========

UNITS OUTSTANDING                  41,839      41,839      41,839
                                =========   =========   =========





                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1995, 1994, and 1993


                            Limited       General
                           Partners       Partner       Total
                         -------------  ----------  -------------

Balance, Dec. 31, 1992    $15,270,170   ($ 66,309)   $15,203,861
  Net income                  461,455     284,492        745,947
  Cash distributions     (  3,760,580)  ( 363,480)  (  4,124,060)
                           ----------     -------     ----------
Balance, Dec. 31, 1993    $11,971,045   ($145,297)   $11,825,748
  Net income                1,400,859     369,587      1,770,446
  Cash distributions     (  3,055,000)  ( 340,000)  (  3,395,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1994    $10,316,904   ($115,710)   $10,201,194
  Net income                  316,558     368,023        684,581
  Cash distributions     (  2,140,000)  ( 307,000)  (  2,447,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1995    $ 8,493,462   ($ 54,687)   $ 8,438,775
                           ==========     =======     ==========


                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1995, 1994, and 1993

                                  1995          1994          1993
                              ------------  ------------  ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income                   $  684,581    $1,770,446    $  745,947
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties        1,385,245     2,139,357     2,332,197
    Impairment provision          748,728          -             -
    Gain on sale of oil and
      gas properties          (     3,843)  (    11,697)  (    21,887)
    Decrease in accounts
      receivable                   86,309       139,913       145,783
    (Increase) decrease in
      deferred charge               1,722   (   191,260)  (   753,209)
    Increase (decrease)
      in accounts payable     (    47,782)  (    21,367)       61,677
    Increase (decrease) in
      gas imbalance payable   (    25,446)  (   982,416)      758,989
    Increase (decrease) in
      accrued liability       (   244,169)      200,619       178,996
                                ---------     ---------     ---------
  Net cash provided by
    operating activities       $2,585,345    $3,043,595    $3,448,493
                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($  105,852)  ($  197,394)   $  310,964
  Proceeds from sale of
    oil and gas properties         22,208        29,932        30,974
                                ---------     ---------     ---------
  Net cash provided (used)
    by investing activities   ($   83,644)  ($  167,462)   $  341,938
                                ---------     ---------     ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($2,447,000)  ($3,395,000)  ($4,124,060)
                                ---------     ---------     ---------
  Net cash used by financing
    activities                ($2,447,000)  ($3,395,000)  ($4,124,060)
                                ---------     ---------     ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $   54,701   ($  518,867)  ($  333,629)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          679,615     1,198,482     1,532,111
                                ---------     ---------     ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  734,316    $  679,615    $1,198,482
                                =========     =========     =========







                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
GEODYNE PRODUCTION PARTNERSHIP I-F

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership I-F, an Oklahoma limited partnership, and Geodyne Production Partnership I-F, an Oklahoma general partnership, as of December 31, 1995 and 1994 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-F and Geodyne Production Partnership I-F at December 31, 1995 and 1994 and the combined results of their operations and cash flows for the years ended December 31, 1995, 1994, and 1993, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the combined financial statements, the Geodyne Energy Income Limited Partnership I-F and Geodyne Production Partnership I-F changed their policy of accounting for impairment of their oil and gas properties on October 1, 1995.





                              COOPERS & LYBRAND L.L.P.
Tulsa, Oklahoma
March 25, 1996

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        Combined Balance Sheets
                      December 31, 1995 and 1994

                                ASSETS
                                ------

                                           1995          1994
                                       ------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  272,653    $  305,618
  Accounts receivable:
    Oil and gas sales, including
    $78,769 and $75,780 due
    from related parties                   274,349       343,004
                                         ---------     ---------
    Total current assets                $  547,002    $  648,622

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          2,038,534     2,742,460

DEFERRED CHARGE                            538,858       487,625
                                         ---------     ---------
                                        $3,124,394    $3,878,707
                                         =========     =========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                      $   64,142    $   78,569
  Gas imbalance payable                     83,203        88,480
                                         ---------     ---------
    Total current liabilities           $  147,345    $  167,049

ACCRUED LIABILITY                       $   79,435    $   63,878

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   25,679)  ($   33,134)
  Limited Partners, issued and
    outstanding, 14,321 Units            2,923,293     3,680,914
                                         ---------     ---------
    Total Partners' capital             $2,897,614    $3,647,780
                                         ---------     ---------
                                        $3,124,394    $3,878,707
                                         =========     =========


                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   Combined Statements of Operations
         For the Years Ended December 31, 1995, 1994, and 1993

                                  1995        1994        1993
                               ----------  ----------  ----------
REVENUES:
  Oil and gas sales, including
    $481,355, $574,321, and
    $495,262 of sales to
    related parties            $1,762,969  $2,402,053  $1,992,506
  Interest income                   9,438      13,530      10,000
  Gain on sale of oil and
    gas properties                  4,726       3,563      15,284
  Other income                       -            123         487
                                ---------   ---------   ---------
                               $1,777,133  $2,419,269  $2,018,277
COSTS AND EXPENSES:
  Lease operating              $  579,433  $  629,878  $  788,891
  Production tax                  115,608     142,934     140,043
  Depreciation, depletion,
    and amortization of oil
    and gas properties            492,745     789,044     765,254
  Impairment provision            258,913        -           -
  General and administrative      175,600     178,404     175,131
                                ---------   ---------   ---------
                               $1,622,299  $1,740,260  $1,869,319
                                ---------   ---------   ---------
NET INCOME                     $  154,834  $  679,009  $  148,958
                                =========   =========   =========

GENERAL PARTNER  -
  NET INCOME                   $  117,455  $  138,915  $   83,769
                                =========   =========   =========

LIMITED PARTNERS - NET INCOME  $   37,379  $  540,094  $   65,189
                                =========   =========   =========

NET INCOME per Unit            $     2.61  $    37.71  $     4.55
                                =========   =========   =========

UNITS OUTSTANDING                  14,321      14,321      14,321
                                =========   =========   =========




                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1995, 1994, and 1993


                              Limited      General
                             Partners      Partner       Total
                           ------------  ----------  ------------

Balance, Dec. 31, 1992      $5,083,655   ($ 33,008)   $5,050,647
  Net income                    65,189      83,769       148,958
  Cash distributions       (   978,024)  ( 108,810)  ( 1,086,834)
                             ---------     -------     ---------
Balance, Dec. 31, 1993      $4,170,820   ($ 58,049)   $4,112,771
   Net income                  540,094     138,915       679,009
   Cash distributions      ( 1,030,000)  ( 114,000)  ( 1,144,000)
                             ---------     -------     ---------

Balance, Dec. 31, 1994      $3,680,914   ($ 33,134)   $3,647,780
  Net income                    37,379     117,455       154,834
  Cash distributions       (   795,000)  ( 110,000)  (   905,000)
                             ---------     -------     ---------

Balance, Dec. 31, 1995      $2,923,293   ($ 25,679)   $2,897,614
                             =========     =======     =========






                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1995, 1994, and 1993

                                  1995          1994          1993
                              ------------  ------------  ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income                   $  154,834    $  679,009    $  148,958
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties          492,745       789,044       765,254
    Impairment provision          258,913          -             -
    Gain on sale of oil
      and gas properties      (     4,726)  (     3,563)  (    15,284)
    (Increase) decrease in
      accounts receivable          68,655   (     5,061)      159,310
    Increase in deferred
      charge                  (    51,233)  (    49,945)         -
    Increase (decrease) in
      accounts payable        (    14,427)  (    31,963)       44,319
    Increase (decrease) in
      gas imbalance payable   (     5,277)  (   291,636)       81,656
    Increase (decrease) in
      accrued liability            15,557   (    14,122)         -
                                ---------     ---------     ---------
  Net cash provided by
    operating activities       $  915,041    $1,071,763    $1,184,213
                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($   54,383)  ($   83,883)  ($  113,837)
  Proceeds from sale of
    oil and gas properties         11,377        13,755        21,559
                                ---------     ---------     ---------
  Net cash used by investing
    activities                ($   43,006)  ($   70,128)  ($   92,278)
                                ---------     ---------     ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($  905,000)  ($1,144,000)  ($1,086,834)
                                ---------     ---------     ---------
  Net cash used by financing
    activities                ($  905,000)  ($1,144,000)  ($1,086,834)
                                ---------     ---------     ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS   ($   32,965)  ($  142,365)   $    5,101

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          305,618       447,983       442,882
                                ---------     ---------     ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  272,653    $  305,618    $  447,983
                                =========     =========     =========





                The accompanying notes are an integral
             part of these combined financial statements.

         GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
              Notes to the Combined Financial Statements
         For the Years Ended December 31, 1995, 1994, and 1993


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Operations

     The Geodyne Energy Income Limited Partnerships (the "Partner-ships") were formed pursuant to a public offering of depositary units ("Units"). Upon formation, investors became limited partners (the "Limited Partners") and held Units issued by each Partnership. Geodyne Properties, Inc. is the general partner of the Partnerships. Each Partnership is a general partner in the related Geodyne Energy Income Production Partnership (collectively, the "Production Partnership") in which Geodyne Production Company serves as the managing partner. Geodyne Properties, Inc. and Geodyne Production Company are both wholly-owned subsidiaries of Geodyne Resources, Inc. Limited Partner capital contributions were contributed to the related Production Partnerships for investment in producing oil and gas properties. The Partnerships were activated on the following dates with the following Limited Partner capital contributions:

                                              Limited
                                              Partner
                           Date of            Capital
      Partnership        Activation        Contributions
      -----------    ------------------    --------------

         I-B         July 12, 1985          $11,957,700
         I-C         December 20, 1985        8,884,900
         I-D         March 4, 1986            7,194,700
         I-E         September 10, 1986      41,839,400
         I-F         December 16, 1986       14,320,900

     For purposes of these financial statements, the Partnerships and Production Partnerships are collectively referred to as the
"Partnerships" and the general partner and managing partner are collectively referred to as the "General Partner." The General Partner and its affiliates owned the following Units at December 31, 1995:

                        Number of        Percent of
        Partnership    Units Owned    Outstanding Units
        -----------    -----------    -----------------
           I-B           1,654.8            13.8%
           I-C             644.4             7.3%
           I-D             494.9             6.9%
           I-E           4,886.1            11.7%
           I-F           1,670.3            11.7%

     The Partnerships' sole business is the development and production of oil and natural gas. Substantially all of the Partnerships' natural gas reserves are being sold regionally in the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines.


     Allocation of Costs and Revenues

     The combination of the allocation provisions in each Partner-ship's limited partnership agreement and each Production Partnership's partnership agreement (collectively, the "Partnership Agreement") results in allocations of costs and income between the Limited Partners and General Partner as follows:

                            Before Payout       After Payout
                          ------------------  ------------------
                          General   Limited   General   Limited
                          Partner   Partners  Partner   Partners
                          --------  --------  --------  --------
        Costs(1)
- ------------------------
Sales commissions, pay-
  ment for organization
  and offering costs
  and management fee         1%        99%        -         -
Property acquisition
  costs                      1%        99%        1%       99%
Identified development
  drilling                   1%        99%        1%       99%
Development drilling        10%        90%       15%       85%
General and administra-
  tive costs, direct
  administrative costs
  and operating costs(2)    10%        90%       15%       85%

        Income(1)
- ------------------------
Temporary investments of
  Limited Partners'
  capital contributions      1%        99%        1%       99%
Income from oil and gas
  production(2)             10%        90%       15%       85%
Sale of producing pro-
  perties (2)               10%        90%       15%       85%
All other income            10%        90%       15%       85%

- ----------

(1) The allocations in the table result generally from the combined effect of the allocation provisions in the Partnership Agreements. For example, the costs incurred in development drilling are allocated 90.9091% to the limited partnership and 9.0909% to the managing partner. The 90.9091% portion of these costs allocated to the limited partnership, when passed through the limited partnership, is further allocated 99% to the limited partners and 1% to the general partner. In this manner the Limited Partners are allocated 90% of such costs and the General Partner is allocated 10% of such costs.
(2) Distributions of cash and the above allocation of income and costs of the General Partner are subject to subordination during the first two twelve-month "allocation periods". The first twelve-month "allocation period" commenced on the last day of the first full fiscal quarter after the earlier of (i) the date on which 90% of a limited partnership's capital contribution to a Production Partnership has been expended or (ii) two years after activation of a Production Partnership. The second twelve-month "allocation period" commenced at the end of the first allocation period. To the extent that the amount of cash distributed in the allocation periods is insufficient to permit the Limited Partners to receive a 15% cumulative (but not compounded) twelve-month return on their capital contributions, up to one-half of the managing partners' share of distributable cash after each such allocation period, and a corresponding amount of their allocable share of income and costs, shall thereafter be allocated to permit the Limited Partners to receive, to the extent available, the aggregate amount of such deficiency. After the allocation periods, the managing partner may recoup amounts previously allocated to the Limited Partners pursuant to this subordination provision to the extent income is otherwise sufficient to permit Limited Partners to receive at least a 15% cumulative (but not compounded) twelve-month return since the commencement of the allocation periods.


     Currently, the I-B and I-C Partnerships are subject to subordination as discussed above, as the Limited Partners did not receive a 15% cumulative cash distribution; therefore, one-half of the General Partner's income and costs for those Partnerships are being allocated to the Limited Partners.

     The I-D Partnership achieved payout late in 1991. Beginning with 1992, operations for the I-D Partnership were allocated using the after payout percentages set forth in the table. The I-E and I-F Partnerships achieved payout during the second quarter of 1995. Beginning with the second quarter of 1995, operations for the I-E and I-F Partnerships were allocated using the after payout percentages.

     Basis of Presentation

     These financial statements reflect  the combined accounts of each
Partnership   after   the   elimination   of   all   inter-partnership
transactions and balances.


     Cash and Cash Equivalents

     The Partnerships consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are not insured, which cause the Partnerships to be subject to risk.


     Credit Risk

     Accrued oil and gas sales which are due from a variety of oil and natural gas purchasers subject the Partnerships to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers. Subsequent to year-end, all oil and gas sales accrued as of December 31, 1995 have been collected.


     Accounts Receivable - General Partner

     The  I-B  Partnership  recorded  a receivable  from  the  General
Partner in the amount of $4,074 due to indirect general and administrative expenses exceeding the reimbursable indirect limit imposed by the advisory agreement between Samson Investment Company, PaineWebber Incorporated, Geodyne Resources, and the General Partner (the "Advisory Agreement"). The I-C Partnership recorded a receivable from the General Partner in the amount of $470 due to indirect general and administrative expenses exceeding the reimbursable indirect limit imposed by the Advisory Agreement and $17,634 due to the sale of oil and gas properties late in the fourth quarter of 1995. The entire amount of the Accounts Receivable - General Partner will be received by the I-B and I-C Partnerships as of April 30, 1996 and March 31, 1996, respectively.

     Oil and Gas Properties

     The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner. Leasehold impairment of unproved properties is recognized based upon an individual property assessment and exploratory experience. Upon discovery of commercial reserves, leasehold costs are transferred to producing properties.

     Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The depreciation, depletion, and amortization rates per equivalent barrel of oil produced during the years ended December 31, 1995, 1994, and 1993 were as follows:


           Partnership     1995      1994      1993
           -----------    ------    ------    ------

               I-B        $10.23    $ 7.79    $14.09
               I-C          2.92      3.50      4.93
               I-D          2.10      2.37      4.27
               I-E          2.82      3.70      4.88
               I-F          3.01      3.82      5.12


     When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the difference between asset cost and salvage value is charged or credited to accumulated depreciation.

     Effective October 1, 1995, the Partnerships adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal," which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. SFAS No. 121 requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field, rather than for the Partnership's properties as a whole as previously allowed by the Securities and Exchange Commission ("SEC"). SFAS No. 121 provides that if the unamortized costs of oil and gas properties exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. As a result of the Partnerships' adoption of SFAS No. 121, the Partnerships recorded a non-cash charge against earnings (impairment provision) during the fourth quarter of 1995 as follows:

                     Partnership      1995
                     -----------    --------

                        I-B         $125,159
                        I-C          155,698
                        I-D           19,510
                        I-E          748,728
                        I-F          258,913

No such charge was recorded for any Partnership during the years ended December 31, 1994 and 1993 pursuant to the Partnerships' prior impairment policy. The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed. Accordingly, the I-C and I-D Partnerships have one field, the I-E Partnership has three fields, and the I-F Partnership has two fields in which it is reasonably possible that a write-down will be incurred in the near term if gas prices decrease from December 31, 1995 levels.


     Deferred Charge

     Deferred charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. At December 31, 1995 and 1994, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                         1995                   1994
                  -------------------    -------------------
   Partnership       Mcf      Amount        Mcf      Amount
   -----------    ---------  --------    ---------  --------

       I-B          118,479  $ 98,278      132,426  $120,243
       I-C           39,284    39,457       47,473    53,687
       I-D          357,675   113,490      319,791    97,856
       I-E        1,619,284   942,747    1,580,702   944,469
       I-F          623,318   538,858      642,119   487,625



     Accrued Liability

     Accrued liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. At December 31, 1995 and 1994, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:


                          1995                 1994
                    -----------------    -----------------
     Partnership      Mcf     Amount       Mcf     Amount
     -----------    -------  --------    -------  --------

         I-B         41,197  $ 34,173     41,462  $ 37,647
         I-C         15,564    15,632     16,723    18,912
         I-D         56,635    17,970    134,666    41,208
         I-E        232,645   135,446    635,339   379,615
         I-F         91,886    79,435     84,117    63,878


     Oil and Gas Sales and Gas Imbalance Payable

     The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of natural gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as income when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in natural gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as income unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. At December 31, 1995 and 1994 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                         1995                  1994
                   -----------------    -------------------
    Partnership      Mcf     Amount       Mcf      Amount
    -----------    -------  --------    -------  ----------

        I-B         35,063  $ 73,983     10,843  $ 17,999
        I-C          6,543    13,021      1,548     2,369
        I-D         34,603    67,130     50,221    77,340
        I-E        108,928   210,231    151,075   235,677
        I-F         42,235    83,203     54,282    88,480


These amounts were recorded as gas imbalance payables in accordance with the sales method.


     General and Administrative Overhead

     The General Partner and its affiliates are reimbursed for actual general and administrative costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships.


     Use of Estimates in Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Further, the deferred charge, the gas imbalance payable, and the accrued liability all involve estimates which could materially differ from the actual amounts ultimately realized or incurred in the near term. Oil and gas reserves (see Note
4) also involve significant estimates which could materially differ from the actual amounts ultimately realized.


     Income Taxes

     Income or loss for income tax purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in these financial statements.

2.   TRANSACTIONS WITH RELATED PARTIES

     The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative costs for the years ended December 31, 1995, 1994, and 1993:


        Partnership      1995        1994        1993
        -----------    --------    --------    --------

            I-B        $ 41,178    $ 45,246    $ 49,958
            I-C          93,550      94,020      94,020
            I-D          79,944      79,944      79,944
            I-E         464,880     464,880     464,880
            I-F         159,120     159,120     159,120


     Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.

     The Partnerships sell gas at market prices to Premier Gas Company ("Premier") and other similar gas marketing firms. Such firms may then resell such gas to third parties at market prices. Premier was an affiliate of the Partnerships until December 6, 1995. The following table summarizes the total amount of the Partnerships' sales to Premier during 1995, 1994, and 1993:


       Partnership       1995        1994        1993
       -----------    ----------  ----------  ----------

           I-B        $   43,625  $   53,394  $   41,358
           I-C             2,521      17,173      28,197
           I-D           362,560     437,754     509,603
           I-E         2,099,338   2,420,656   3,024,088
           I-F           481,355     574,321     495,262

The following table summarizes the amount of the Partnerships' accrued oil and gas sales due from Premier at December 31, 1995 and 1994:

              Partnership      1995        1994
              -----------    --------    --------

                  I-B        $  5,872    $  4,750
                  I-C            -          2,078
                  I-D          65,811      45,181
                  I-E         373,412     307,819
                  I-F          78,769      75,780


3.   MAJOR CUSTOMERS

     The following table sets forth purchasers who individually accounted for more than ten percent of the Partnerships' combined oil and gas sales for the years ended December 31, 1995, 1994, and 1993:


 Partnership          Purchaser                Percentage
 -----------    ---------------------    -----------------------
                                         1995     1994     1993
                                         -----    -----    -----

     I-B        Apache Corporation       22.5%    21.3%    26.6%
                Premier                  17.2%    11.8%      - %
                Staley Operating Co.     16.0%    17.9%      - %
                Gemini Exploration         - %    15.9%      - %
                Mosbacher Exploration      - %    11.2%      - %

     I-C        Hallwood Petroleum
                  ("Hallwood")           31.0%    36.2%    35.2%
                Conoco, Inc. ("Conoco")  26.4%      - %      - %
                National Cooperative
                  Refinery Association   10.9%      - %      - %
                Koch Oil ("Koch")          - %      - %    17.9%

     I-D        Premier                  29.3%    25.2%    35.8%
                Conoco                   23.0%    11.5%      - %
                Hallwood                 22.5%    26.7%    25.2%
                Koch                       - %      - %    12.8%

     I-E        Premier                  43.9%    37.5%    52.9%

     I-F        Premier                  27.3%    23.9%    24.9%
                Amoco Production           - %      - %    10.9%

     In the event of interruption of purchases by one or more of these significant customers or the cessation or material change in availability of open-access transportation by the Partnerships' pipeline transporters, the Partnerships may encounter difficulty in marketing their gas and in maintaining historic sales levels. Alternative purchasers or transporters may not be readily available.



4.   SUPPLEMENTAL OIL AND GAS INFORMATION

     The following supplemental information regarding the oil and gas activities of the Partnerships is presented pursuant to the disclosure requirements promulgated by the SEC.


     Capitalized Costs

     Capitalized  costs  and   accumulated  depreciation,   depletion,
amortization, and valuation allowance at December 31, 1995 and 1994 were as follows:

                            I-B Partnership
                            ---------------

                                   1995          1994
                               ------------  ------------

       Proved properties        $7,431,417    $7,437,048
       Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization                2,493         2,493
                                 ---------     ---------
                                $7,433,910    $7,439,541
       Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance        ( 6,951,676)  ( 6,536,483)
                                 ---------     ---------

           Net oil and gas
             properties         $  482,234    $  903,058
                                 =========     =========

                            I-C Partnership
                            ---------------

                                   1995          1994
                               ------------  ------------

       Proved properties        $5,102,395    $5,127,064
       Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization                  455           455
                                 ---------     ---------
                                $5,102,850    $5,127,519
       Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance        ( 4,657,728)  ( 4,344,387)
                                 ---------     ---------

           Net oil and gas
             properties         $  445,122    $  783,132
                                 =========     =========


                            I-D Partnership
                            ---------------

                                   1995          1994
                               ------------  ------------

       Proved properties        $ 5,700,272   $5,817,264
       Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization                49,914       49,914
                                 ----------    ---------
                                $ 5,750,186   $5,867,178
       Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance        (  4,739,757) ( 4,592,397)
                                 ----------    ---------

           Net oil and gas
             properties         $ 1,010,429   $1,274,781
                                 ==========    =========

                            I-E Partnership
                            ---------------

                                   1995          1994
                               ------------  -------------

       Proved properties        $32,071,642   $32,952,257
       Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization               233,294       233,294
                                 ----------    ----------
                                $32,304,936   $33,185,551
       Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance        ( 25,800,430) ( 24,634,559)
                                 ----------    ----------

           Net oil and gas
             properties         $ 6,504,506   $ 8,550,992
                                 ==========    ==========


                            I-F Partnership
                            ---------------

                                   1995          1994
                               ------------  -------------

       Proved properties        $9,770,819    $10,267,770
       Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization               88,701         88,701
                                 ---------     ----------
                                $9,859,520    $10,356,471
       Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance        ( 7,820,986)  (  7,614,011)
                                 ---------     ----------

           Net oil and gas
             properties         $2,038,534    $ 2,742,460
                                 =========     ==========

     Costs Incurred

     The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during the years ended December 31, 1995, 1994, and 1993. Costs incurred by the Partnerships in connection with their oil and gas property development activities for the years ended December 31, 1995, 1994, and 1993 were as follows:

        Partnership       1995         1994        1993
        -----------    ----------    --------    --------
            I-B         $  8,037     $     13     $    377
            I-C             -          17,121          588
            I-D            7,434       58,268       15,748
            I-E          105,852      197,394    ( 310,964)(1)
            I-F           54,383       83,883      113,837

- ----------

(1) Represents an adjustment to the purchase price for a previous acquisition.


     Quantities of Proved Oil and Gas Reserves - Unaudited

     The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves at December 31, 1995, 1994, and 1993 were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers, an independent petroleum engineering firm.

                            I-B Partnership
                            ---------------

                                     Crude      Natural
                                      Oil         Gas
                                   (Barrels)     (Mcf)
                                   ---------  -----------
Proved reserves, Dec. 31, 1992      30,700     1,555,900
  Production                       ( 3,967)   (  196,884)
  Sales of minerals in
    place                             -             -
  Revisions of previous
    estimates                           13       106,291
                                    ------     ---------

Proved reserves, Dec. 31, 1993      26,746     1,465,307
  Production                       ( 9,132)   (  172,201)
  Sales of minerals in
    place                             -             -
  Revisions of previous
    estimates                        7,651    (  231,302)
                                    ------     ---------

Proved reserves, Dec. 31, 1994      25,265     1,061,804
  Production                       ( 4,628)   (  150,238)
  Sales of minerals in
    place                          (    33)   (    8,103)
  Extensions and discoveries           156        23,443
  Revisions of previous
    estimates                      (   797)   (   24,686)
                                    ------     ---------

Proved reserves, Dec. 31, 1995      19,963       902,220
                                    ======     =========

PROVED DEVELOPED RESERVES:
  December 31, 1993                 26,746     1,465,307
                                    ======     =========
  December 31, 1994                 25,265     1,061,804
                                    ======     =========
  December 31, 1995                 19,963       902,220
                                    ======     =========

                            I-C Partnership
                            ---------------

                                     Crude      Natural
                                      Oil         Gas
                                   (Barrels)     (Mcf)
                                   ---------  -----------

Proved reserves, Dec. 31, 1992      154,400    1,028,500
  Production                       ( 27,177)  (  245,018)
  Sales of minerals in
    place                              -            -
  Revisions of previous
    estimates                      ( 62,310)  (    9,916)
                                    -------    ---------

Proved reserves, Dec. 31, 1993       64,913      773,566
  Production                       ( 32,302)  (  250,469)
  Sales of minerals in
    place                              -            -
  Revisions of previous
    estimates                        62,826      444,465
                                    -------    ---------

Proved reserves, Dec. 31, 1994       95,437      967,562
  Production                       ( 27,843)  (  207,207)
  Sales of minerals in
    place                          (    363)  (   14,708)
  Extensions and discoveries             29        4,374
  Revisions of previous
    estimates                        41,535   (    9,961)
                                    -------    ---------

Proved reserves, Dec. 31, 1995      108,795      740,060
                                    =======    =========

PROVED DEVELOPED RESERVES:
  December 31, 1993                  64,913      773,556
                                    =======    =========
  December 31, 1994                  95,437      967,562
                                    =======    =========
  December 31, 1995                 108,795      740,060
                                    =======    =========

                            I-D Partnership
                            ---------------

                                     Crude      Natural
                                      Oil         Gas
                                   (Barrels)     (Mcf)
                                   ---------  -----------

Proved reserves, Dec. 31, 1992      75,600     3,031,400
  Production                       (19,688)   (  539,557)
  Sales of minerals in
    place                             -             -
  Revisions of previous
    estimates                      ( 6,304)       92,710
                                    ------     ---------

Proved reserves, Dec. 31, 1993      49,608     2,584,553
  Production                       (26,369)   (  701,737)
  Sales of minerals in
    place                          (     6)   (      654)
  Revisions of previous
    estimates                       48,224       699,937
                                    ------     ---------

Proved reserves, Dec. 31, 1994      71,457     2,582,099
  Production                       (22,427)   (  577,969)
  Sales of minerals in
    place                          (     6)   (    2,087)
  Extensions and discoveries           140         9,656
  Revisions of previous
    estimates                        3,810       388,141
                                    ------     ---------

Proved reserves, Dec. 31, 1995      52,974     2,399,840
                                    ======     =========

PROVED DEVELOPED RESERVES:

  December 31, 1993                 49,608     2,495,284
                                    ======     =========
  December 31, 1994                 71,457     2,573,976
                                    ======     =========
  December 31, 1995                 52,974     2,399,840
                                    ======     =========

                            I-E Partnership
                            ---------------

                                     Crude       Natural
                                      Oil          Gas
                                   (Barrels)      (Mcf)
                                   ---------  ------------

Proved reserves, Dec. 31, 1992      640,600    16,176,300
  Production                       ( 97,120)  ( 2,284,352)
  Sales of minerals in
    place                          (    100)         -
  Revisions of previous
    estimates                      ( 64,555)  (     3,179)
                                    -------    ----------

Proved reserves, Dec. 31, 1993      478,825    13,888,769
  Production                       (109,508)  ( 2,808,160)
  Sales of minerals in
    place                          (    877)        4,287
  Revisions of previous
    estimates                       116,978     1,632,333
                                    -------    ----------

Proved reserves, Dec. 31, 1994      485,418    12,717,229
  Production                       ( 89,117)  ( 2,412,342)
  Sales of minerals in
    place                          (     65)  (    12,013)
  Extensions and discoveries         10,358        66,844
  Revisions of previous
    estimates                        86,214     2,321,612
                                    -------    ----------

Proved reserves, Dec. 31, 1995      492,808    12,681,330
                                    =======    ==========

PROVED DEVELOPED RESERVES:

  December 31, 1993                 478,691    13,579,467
                                    =======    ==========
  December 31, 1994                 485,418    12,668,722
                                    =======    ==========
  December 31, 1995                 492,808    12,681,330
                                    =======    ==========

                            I-F Partnership
                            ---------------

                                     Crude      Natural
                                      Oil         Gas
                                   (Barrels)     (Mcf)
                                   ---------  -----------

Proved reserves, Dec. 31, 1992      320,300    4,457,200
  Production                       ( 49,213)  (  601,658)
  Sales of minerals in
    place                          (    100)        -
  Revisions of previous
    estimates                      ( 35,609)      97,662
                                    -------    ---------

Proved reserves, Dec. 31, 1993      235,378    3,953,204
  Production                       ( 54,874)  (  910,692)
  Sales of minerals in
    place                          (     64)  (    1,249)
  Revisions of previous
    estimates                        54,822      894,574
                                    -------    ---------

Proved reserves, Dec. 31, 1994      235,262    3,935,837
  Production                       ( 45,101)  (  711,486)
  Sales of minerals in
    place                          (     33)  (    5,373)
  Extensions and discoveries          7,063       36,456
  Revisions of previous
    estimates                        49,360      578,157
                                    -------    ---------

Proved reserves, Dec. 31, 1995      246,551    3,833,591
                                    =======    =========

PROVED DEVELOPED RESERVES:

  December 31, 1993                 235,285    3,838,850
                                    =======    =========
  December 31, 1994                 235,262    3,911,177
                                    =======    =========
  December 31, 1995                 246,551    3,833,591
                                    =======    =========

     Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

     The following tables set forth each of the Partnerships' estimated future net cash flows as of December 31, 1995 relating to proved oil and gas reserves based on the standardized measure as pre-scribed in SFAS No. 69:


                                       Partnership
                                ---------------------------
                                     I-B           I-C
                                ------------  -------------
      Future cash inflows        $2,256,380    $ 3,505,037
      Future production and
        development costs       (   805,514)  (  1,892,039)
                                  ---------     ----------

          Future net cash
            flows                $1,450,866    $ 1,612,998

      10% discount to
        reflect timing of
        cash flows              (   442,621)  (    459,527)
                                  ---------     ----------

      Standardized measure
        of discounted
        future net cash
        flows                    $1,008,245    $ 1,153,471
                                  =========     ==========

                                       Partnership
                                ---------------------------
                                     I-D           I-E
                                ------------  -------------

      Future cash inflows        $5,559,293    $33,273,312
      Future production and
        development costs       ( 1,561,916)  ( 12,016,587)
                                  ---------     ----------

          Future net cash
            flows                $3,997,377    $21,256,725

      10% discount to
        reflect timing of
        cash flows              ( 1,130,558)  (  6,711,480)
                                  ---------     ----------

      Standardized measure
        of discounted
        future net cash
        flows                    $2,866,819    $14,545,245
                                  =========     ==========


                                      I-F Partnership
                                      ---------------

             Future cash inflows        $12,014,016
             Future production and
               development costs       (  5,110,588)
                                         ----------

                 Future net cash
                   flows                $ 6,903,428

             10% discount to
               reflect timing of
               cash flows              (  2,142,837)
                                         ----------

             Standardized measure
               of discounted
               future net cash
               flows                    $ 4,760,591
                                         ==========

The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

                          INDEX TO EXHIBITS
                          -----------------


Number    Description
- ------    -----------

4.1 The Certificate and Agreements of Limited Partnership for the following Geodyne Energy Income Limited Partnerships have been previously filed with the Securities and Exchange Commission as Exhibit 2.1 to Form 8-A filed by each Limited Partnership on the dates shown below and are hereby incorporated by reference.

                    Partnership    Filing Date   File No.
                    -----------    -----------   --------

                        I-B        May 23, 1986  0-14657
                        I-C        May 23, 1986  0-14658
                        I-D        May 5, 1987   0-15831
                        I-E        May 5, 1987   0-15832
                        I-F        May 5, 1987   0-15833

4.2 Advisory Agreement dated as of November 24, 1992 between Samson, PaineWebber, Geodyne Resources, Geodyne Properties, Inc., Geodyne Production Company, and Geodyne Energy Company filed as Exhibit 28.3 to Registrant's Current Report on Form 8-K on December 24, 1992 and is hereby incorporated by reference.

4.3 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-B, filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

4.4 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-C, filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

4.5 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D, filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

4.6 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-E, filed as Exhibit 4.4 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

4.7 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-F, filed as Exhibit 4.5 to Registrant's Current Report on Form 8-K dated August 2, 1993 and filed with the Securities and Exchange Commission on August 10, 1993 and is hereby incorporated by reference.

23.1*     Consent of Ryder Scott Company Petroleum Engineers for
          Geodyne Energy Income Limited Partnership I-B.

23.2*     Consent of Ryder Scott Company Petroleum Engineers for
          Geodyne Energy Income Limited Partnership I-C.

23.3*     Consent of Ryder Scott Company Petroleum Engineers for
          Geodyne Energy Income Limited Partnership I-D.

23.4*     Consent of Ryder Scott Company Petroleum Engineers for
          Geodyne Energy Income Limited Partnership I-E.

23.5*     Consent of Ryder Scott Company Petroleum Engineers for
          Geodyne Energy Income Limited Partnership I-F.

27.1* Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-B's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

27.2* Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-C's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

27.3* Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-D's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

27.4* Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-E's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

27.5* Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-F's financial statements as of December 31, 1995 and for the year ended December 31, 1995.

          All other Exhibits are omitted as inapplicable.

          -------------------

          * Filed herewith