Form 10-Q
period 1996-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 1996-05-13
CIK 780200, 791067, 799178, 806613, 811031

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1996

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

                                                    I-B 73-1231998
                                                    I-C 73-1252536
                                                    I-D 73-1265223
                                                    I-E 73-1270110
          Oklahoma                                  I-F 73-1292669
- ----------------------------                        ---------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)


           Two West Second Street, Tulsa, Oklahoma    74103
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
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                             1996       1995
                                          ---------- ------------
CURRENT ASSETS:
  Cash and cash equivalents   . . . . .    $ 15,217     $ 25,001
  Accounts receivable:
   General Partner  . . . . . . . . . .         303        4,074
   Oil and gas sales, including $5,872 due
     from related parties in 1995 (Note 2)   64,987       38,453
                                           --------     --------
      Total current assets  . . . . . .    $ 80,507     $ 67,528


NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method . . . .     461,109      482,234

DEFERRED CHARGE . . . . . . . . . . . .      98,278       98,278
                                           --------     --------
                                           $639,894     $648,040
                                           ========     ========


              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .    $  8,933     $  7,659
  Gas imbalance payable . . . . . . . .      73,983       73,983
                                           --------     --------
     Total current liabilities  . . . .    $ 82,916     $ 81,642

ACCRUED LIABILITY . . . . . . . . . . .    $ 34,173     $ 34,173

PARTNERS' CAPITAL (DEFICIT):
  General Partner . . . . . . . . . . .   ($105,317)   ($104,724)
  Limited Partners, issued and outstanding,
   11,958 units   . . . . . . . . . . .     628,122      636,949
                                           --------     --------
     Total Partners' capital  . . . . .    $522,805     $532,225
                                           --------     --------
                                           $639,894     $648,040
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                         -----------   ----------

REVENUES:
  Oil and gas sales, including $16,773
   of sales to related parties in 1995
   (Note 2) . . . . . . . . . . . . . .     $86,128     $103,375
  Interest and other income . . . . . .         130          255
  Gain on sale of oil and gas
   properties . . . . . . . . . . . . .           -        2,519
                                            -------     --------
                                            $86,258     $106,149

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .     $26,435     $ 41,973
  Production tax  . . . . . . . . . . .       5,241        7,724
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .      21,125       96,923
  General and administrative  . . . . .      18,708       13,204
                                            -------     --------
                                            $71,509     $159,824
                                            -------     --------

NET INCOME (LOSS) . . . . . . . . . . .     $14,749    ($ 53,675)
                                            =======     ========
GENERAL PARTNER - NET INCOME  . . . . .     $ 1,576     $  1,193
                                            =======     ========
LIMITED PARTNERS - NET INCOME (LOSS)  .     $13,173    ($ 54,868)
                                            =======     ========
NET INCOME (LOSS) per unit  . . . . . .     $  1.10    ($   4.59)
                                            =======     ========
UNITS OUTSTANDING . . . . . . . . . . .      11,958       11,958
                                            =======     ========


                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996         1995
                                           ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . .     $14,749     ($53,675)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties . .      21,125       96,923
   Gain on sale of oil and gas properties       -       (  2,519)
   Decrease in accounts receivable -
    General Partner . . . . . . . . . .       3,771          -
   Increase in accounts receivable  . .    ( 26,534)    ( 10,646)
   Increase (Decrease) in accounts
   payable  . . . . . . . . . . . . . .       1,274     (  6,775)
                                            -------      -------
  Net cash provided by operating
  activities  . . . . . . . . . . . . .     $14,385      $23,308

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .     $   -       ($ 1,022)
  Proceeds from sale of oil and gas
   properties . . . . . . . . . . . . .         -          2,519
                                            -------      -------
  Net cash provided by investing
   activities . . . . . . . . . . . . .     $   -        $ 1,497

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .    ($24,169)    ($55,800)
                                            -------      -------
  Net cash used by financing activities    ($24,169)    ($55,800)
                                            -------      -------

NET DECREASE IN CASH AND CASH EQUIVALENTS  ($ 9,784)    ($30,995)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD  . . . . . . . . . . . . . . . .      25,001       56,549
                                            -------      -------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . .     $15,217      $25,554
                                            =======      =======

                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                           March 31, December 31,
                                             1996        1995
                                           --------  ------------
CURRENT ASSETS:
  Cash and cash equivalents   . . . . .    $171,220     $115,815
  Accounts receivable:
   General Partner  . . . . . . . . . .         -         18,104
   Oil and gas sales  . . . . . . . . .     165,638      161,572
                                           --------     --------
     Total current assets . . . . . . .    $336,858     $295,491

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .     407,065      445,122

DEFERRED CHARGE . . . . . . . . . . . .      39,457       39,457
                                           --------     --------
                                           $783,380     $780,070
                                           ========     ========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .    $ 13,467     $ 16,781
  Gas imbalance payable . . . . . . . .      13,021       13,021
                                           --------     --------
     Total current liabilities  . . . .    $ 26,488     $ 29,802

ACCRUED LIABILITY . . . . . . . . . . .    $ 15,632     $ 15,632

PARTNERS' CAPITAL (DEFICIT):
  General Partner . . . . . . . . . . .   ($ 80,968)   ($ 66,308)
  Limited Partners, issued and outstanding,
   8,885 units  . . . . . . . . . . . .     822,228      800,944
                                           --------     --------
     Total Partners' capital  . . . . .    $741,260     $734,636
                                           --------     --------
                                           $783,380     $780,070
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                              1996        1995
                                           ---------   ----------
REVENUES:
  Oil and gas sales, including $2,412 of
   sales to related parties in 1995
   (Note 2) . . . . . . . . . . . . . .    $265,339     $211,478
  Interest and other income . . . . . .       1,110          952
                                           --------     --------
                                           $266,449     $212,430


COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $ 43,518     $ 57,823
  Production tax  . . . . . . . . . . .      17,144       16,796
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .      38,057       57,957
  General and administrative  . . . . .      29,045       25,483
                                           --------     --------
                                           $127,764     $158,059
                                           --------     --------

NET INCOME  . . . . . . . . . . . . . .    $138,685     $ 54,371
                                           ========     ========
GENERAL PARTNER - NET INCOME  . . . . .    $  8,401     $  5,037
                                           ========     ========
LIMITED PARTNERS - NET INCOME . . . . .    $130,284     $ 49,334
                                           ========     ========
NET INCOME per unit . . . . . . . . . .    $  14.66     $   5.55
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .       8,885        8,885
                                           ========     ========


                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996         1995
                                           --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . .    $138,685     $ 54,371
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties . .      38,057       57,957
   Decrease in accounts receivable -
    General Partner . . . . . . . . . .      18,104          -
   (Increase) Decrease in accounts
    receivable  . . . . . . . . . . . .   (   4,066)      14,128
   Decrease in accounts payable   . . .   (   3,314)   (   4,270)
                                           --------     --------
  Net cash provided by operating
   activities . . . . . . . . . . . . .    $187,466     $122,186

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net cash used by investing activities    $    -       $    -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($132,061)   ($115,800)
                                           --------     --------
  Net cash used by financing activities   ($132,061)   ($115,800)
                                           --------     --------

NET INCREASE IN CASH AND CASH
EQUIVALENTS . . . . . . . . . . . . . .    $ 55,405     $  6,386

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . .     115,815      116,512
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . .    $171,220     $122,898
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1996         1995
                                         ----------  ------------
CURRENT ASSETS:
  Cash and cash equivalents . . . . . .  $  250,304   $  245,666
  Accounts receivable:
   Oil and gas sales, including $65,811
     due from related parties in 1995
     (Note 2) . . . . . . . . . . . . .     251,512      224,856
                                         ----------   ----------
      Total current assets  . . . . . .  $  501,816   $  470,522

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method   . . . . .     960,436    1,010,429

DEFERRED CHARGE . . . . . . . . . . . .     113,490      113,490
                                         ----------   ----------
                                         $1,575,742   $1,594,441
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   11,687   $   30,749
  Gas imbalance payable . . . . . . . .      67,130       67,130
                                         ----------   ----------
     Total current liabilities  . . . .  $   78,817   $   97,879

ACCRUED LIABILITY . . . . . . . . . . .  $   17,970   $   17,970

PARTNERS' CAPITAL (DEFICIT):
  General Partner . . . . . . . . . . . ($   10,807)  $   17,993
  Limited Partners, issued and
   outstanding, 7,195 units . . . . . .   1,489,762    1,460,599
                                         ----------   ----------
     Total Partners' capital  . . . . .  $1,478,955   $1,478,592
                                         ----------   ----------
                                         $1,575,742   $1,594,441
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          ---------    ---------

REVENUES:
  Oil and gas sales, including $88,757 of
   sales to related parties in 1995
   (Note 2) . . . . . . . . . . . . . .    $406,636     $302,642
  Interest income . . . . . . . . . . .       1,957        2,006
  Gain (Loss) on sale of oil and gas
   properties . . . . . . . . . . . . .   (     200)       1,609
                                           --------     --------
                                           $408,393     $306,257

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $ 41,271     $ 37,673
  Production tax  . . . . . . . . . . .      28,506       23,113
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .      48,557       70,365
  General and administrative  . . . . .      24,568       22,389
                                           --------     --------
                                           $142,902     $153,540
                                           --------     --------

NET INCOME  . . . . . . . . . . . . . .    $265,491     $152,717
                                           ========     ========
GENERAL PARTNER - NET INCOME  . . . . .    $ 46,328     $ 32,759
                                           ========     ========
LIMITED PARTNERS - NET INCOME . . . . .    $219,163     $119,958
                                           ========     ========
NET INCOME per unit . . . . . . . . . .    $  30.46     $  16.67
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .       7,195        7,195
                                           ========     ========


                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . .    $265,491     $152,717
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation, depletion, and amortiza-
    tion of oil and gas properties  . .      48,557       70,365
   (Gain) Loss on sale of oil and gas
     properties . . . . . . . . . . . .         200    (   1,609)
   (Increase) Decrease in accounts
     receivable . . . . . . . . . . . .   (  26,656)      40,396
   Decrease in accounts payable   . . .   (  19,062)   (  25,969)
                                           --------     --------
  Net cash provided by operating
   activities . . . . . . . . . . . . .    $268,530     $235,900

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of oil and gas
  properties  . . . . . . . . . . . . .    $  1,236     $  1,739
                                           --------     --------
  Net cash provided by investing
  activities  . . . . . . . . . . . . .    $  1,236     $  1,739

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($265,128)   ($229,000)
                                           --------     --------
  Net cash used by financing activities   ($265,128)   ($229,000)
                                           --------     --------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .    $  4,638     $  8,639

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . .     245,666      247,485
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . .    $250,304     $256,124
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                         March 31,   December 31,
                                           1996          1995
                                        ----------- -------------
CURRENT ASSETS:
  Cash and cash equivalents   . . . . .   $  635,630   $  734,316
  Accounts receivable:
   Oil and gas sales, including $373,412
     due from related parties in 1995
      (Note 2)  . . . . . . . . . . . .      923,126      775,771
                                          ----------   ----------
     Total current assets . . . . . . .   $1,558,756   $1,510,087

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .    6,249,149    6,504,506

DEFERRED CHARGE . . . . . . . . . . . .      942,747      942,747
                                          ----------   ----------
                                          $8,750,652   $8,957,340
                                          ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .   $   82,090   $  172,888
  Gas imbalance payable . . . . . . . .      210,231      210,231
                                          ----------   ----------
     Total current liabilities  . . . .   $  292,321   $  383,119

ACCRUED LIABILITY . . . . . . . . . . .   $  135,446   $  135,446

PARTNERS' CAPITAL (DEFICIT):
  General Partner . . . . . . . . . . .  ($  127,749) ($   54,687)
  Limited Partners, issued and
   outstanding 41,839 units   . .. . .     8,450,634    8,493,462
                                          ----------   ----------
     Total Partners' capital  . . . . .   $8,322,885   $8,438,775
                                          ----------   ----------
                                          $8,750,652   $8,957,340
                                          ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                         ----------   ----------
REVENUES:
  Oil and gas sales, including $528,519
   of sales to related parties in 1995
   (Note 2) . . . . . . . . . . . . . .  $1,405,408   $1,205,757
  Interest and other income . . . . . .       5,556        6,261
  Gain on sale of oil and gas properties      1,515       11,021
                                         ----------   ----------
                                         $1,412,479   $1,223,039

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .  $  289,956   $  344,007
  Production tax  . . . . . . . . . . .      92,229       81,724
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .     253,205      466,359
  General and administrative  . . . . .     142,045      128,895
                                         ----------   ----------
                                         $  777,435   $1,020,985
                                         ----------   ----------

NET INCOME  . . . . . . . . . . . . . .  $  635,044   $  202,054
                                         ==========   ==========
GENERAL PARTNER - NET INCOME  . . . . .  $  129,872   $   62,178
                                         ==========   ==========
LIMITED PARTNERS - NET INCOME . . . . .  $  505,172   $  139,876
                                         ==========   ==========
NET INCOME per unit . . . . . . . . . .  $    12.07   $     3.34
                                         ==========   ==========
UNITS OUTSTANDING . . . . . . . . . . .      41,839       41,839
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . .    $635,044     $202,054
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties . .     253,205      466,359
   Gain on sale of oil and gas
    properties  . . . . . . . . . . . .   (   1,515)   (  11,021)
   (Increase) Decrease in accounts
    receivable  . . . . . . . . . . . .   ( 147,355)     164,668
   Decrease in accounts payable   . . .   (  90,798)   ( 140,006)
                                           --------     --------
  Net cash provided by operating
   activities . . . . . . . . . . . . .    $648,581     $682,054

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .    $    -      ($  6,363)
  Proceeds from sale of oil and gas
  properties  . . . . . . . . . . . . .       3,667       11,021
                                           --------     --------
  Net cash provided by investing
  activities  . . . . . . . . . . . . .    $  3,667     $  4,658

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($750,934)   ($528,000)
                                           --------     --------
  Net cash used by financing activities   ($750,934)   ($528,000)
                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . .   ($ 98,686)    $158,712

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD  . . . . . . . . . . . . . .     734,316      679,615
                                            --------    --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . .    $635,630     $838,327
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         March 31,   December 31,
                                           1996          1995
                                        ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents . . . . . .  $  191,844   $  272,653
  Accounts receivable:
   Oil and gas sales, including $78,769
     due from related parties in 1995
    (Note 2)  . . . . . . . . . . . . .     336,926      274,349
                                         ----------   ----------
      Total current assets  . . . . . .  $  528,770   $  547,002

NET OIL AND GAS PROPERTIES, utilizing the
  successful efforts method . . . . . .   1,956,720    2,038,534

DEFERRED CHARGE . . . . . . . . . . . .     538,858      538,858
                                         ----------   ----------
                                         $3,024,348   $3,124,394
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . .  $   37,657   $   64,142
  Gas imbalance payable . . . . . . . .      83,203       83,203
                                         ----------   ----------
     Total current liabilities  . . . .  $  120,860   $  147,345

ACCRUED LIABILITY . . . . . . . . . . .  $   79,435   $   79,435

PARTNERS' CAPITAL (DEFICIT):
  General Partner . . . . . . . . . . . ($   53,753) ($   25,679)
  Limited Partners, issued and outstanding,
   14,321 units   . . . . . . . . . . .   2,877,806    2,923,293
                                         ----------   ----------
     Total Partners' capital  . . . . .  $2,824,053   $2,897,614
                                         ----------   ----------
                                         $3,024,348   $3,124,394
                                         ==========   ==========

                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          ---------    ---------
REVENUES:
  Oil and gas sales, including $122,188 of
   sales to related parties in 1995
   (Note 2) . . . . . . . . . . . . . .    $505,356     $448,763
  Interest and other income . . . . . .       1,909        2,602
  Gain on sale of oil and gas properties        -          6,086
                                           --------     --------
                                           $507,265     $457,451

COSTS AND EXPENSES:
  Lease operating . . . . . . . . . . .    $134,953     $166,275
  Production tax  . . . . . . . . . . .      31,325       28,883
  Depreciation, depletion, and amortization
   of oil and gas properties  . . . . .      82,023      162,094
  General and administrative  . . . . .      48,717       44,257
                                           --------     --------
                                           $297,018     $401,509
                                           --------     --------

NET INCOME  . . . . . . . . . . . . . .    $210,247     $ 55,942
                                           ========     ========
GENERAL PARTNER - NET INCOME  . . . . .    $ 42,734     $ 20,183
                                           ========     ========
LIMITED PARTNERS - NET INCOME . . . . .    $167,513     $ 35,759
                                           ========     ========
NET INCOME per unit . . . . . . . . . .    $  11.70     $   2.50
                                           ========     ========
UNITS OUTSTANDING . . . . . . . . . . .      14,321       14,321
                                           ========     ========


                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                             1996         1995
                                          ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . .    $210,247     $ 55,942
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation, depletion, and amortiza-
     tion of oil and gas properties . .      82,023      162,094
   Gain on sale of oil and gas properties        -     (   6,086)
   (Increase) Decrease in accounts
    receivable  . . . . . . . . . . . .   (  62,577)      72,346
   Decrease in accounts payable   . . .   (  26,485)   (  37,424)
                                           --------     --------
  Net cash provided by operating
  activities  . . . . . . . . . . . . .    $203,208     $246,872

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . .   ($    209)   ($  4,601)
  Proceeds from sale of oil and gas
  properties  . . . . . . . . . . . . .         -          6,086
                                           --------     --------
  Net cash provided (used) by investing
   activities   . . . . . . . . . . . .   ($    209)    $  1,485

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions  . . . . . . . . .   ($283,808)   ($267,000)
                                           --------     --------
  Net cash used by financing activities   ($283,808)   ($267,000)
                                           --------     --------

NET DECREASE IN CASH AND CASH
EQUIVALENTS . . . . . . . . . . . . . .   ($ 80,809)   ($ 18,643)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD . . . . . . . . . . . . . . .     272,653      305,618
                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD  . . . . . . . . . . . . . . . .    $191,844     $286,975
                                           ========     ========

                The accompanying notes are an integral part of
                        these combined financial statements.

             GEODYNE ENERGY INCOME I LIMITED PARTNERSHIPS
         CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                            MARCH 31, 1996
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The combined balance sheets as of March 31, 1996, combined statements of operations for the three months ended March 31, 1996 and 1995 and combined statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by Geodyne Properties,
Inc., the general partner of the limited partnerships, and are unaudited. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Production Company serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the
"Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited  partnerships  and  the  managing partner  of  the  production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 1996, the combined results of operations for the three months ended March 31, 1996 and 1995 and the combined cash flows for the three months ended March 31, 1996 and 1995.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

     Effective October 1, 1995, the Partnerships adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal. SFAS No. 121 provides that if the unamortized costs of oil and gas properties for each field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. Under the Partnerships' prior impairment policy if the net oil and gas properties taken as a whole exceeded the estimated undiscounted future net revenues of the properties, a valuation allowance would be recorded for the excess amount. The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 1996 the following payments were made to the General Partner or its affiliates by the Partnerships:

                       Direct General    Administrative
         Partnership and Administrative     Overhead
         ----------- ------------------  --------------
            I-B            $ 7,395           $ 11,313
            I-C              5,540             23,505
            I-D              4,582             19,986
            I-E             25,825            116,220
            I-F              8,937             39,780

     An affiliated company is the operator of certain of the Partnerships' properties and its policy is to bill the Partnerships for all customary charges and cost reimbursements associated with its activities, together with any compressor rental, consulting, or other services provided.

     During 1995, the Partnerships sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Partnerships until December 6, 1995. The following is a summary of these sales during the three months ended March 31, 1995 and the amount of the Partnerships' accrued oil and gas sales due from Premier at December 31, 1995.

                   Gas Sales            Accrued Oil and Gas Sales
                -----------------      ----------------------------

                3 Months Ended              As of
                March 31, 1995         December 31, 1995
                ----------------       ------------------

    I-B         $ 16,773                 $  5,872
    I-C            2,412                        -
    I-D           88,757                   65,811
    I-E          528,519                  373,412
    I-F          122,188                   78,769

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

     Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. Over the last several years, the domestic energy industry and the Partnerships have contended with volatile, but generally low, oil and gas prices. Over the last few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 1996 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     RESULTS OF OPERATIONS
     ---------------------

     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables within "Results of Operations". Generally, the Partnerships' operations during the three months ended March 31, 1996 reflect an increase in total revenues compared to the same periods in 1995. Management believes this increase generally resulted from increases in the average oil and natural gas sales prices. Refer to "Liquidity and Capital Resources" above for a discussion of factors impacting prices and production volumes.

     I-B PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                     Three months ended March 31,
                                  ---------------------------------
                                       1996            1995
                                       ----            ----
        Oil and gas sales             $86,128        $103,375
        Direct operating expenses     $31,676        $ 49,697
        Barrels produced                  697           1,730
        Mcf produced                   35,677          44,271
        Average price/Bbl             $ 18.62        $  16.40
        Average price/Mcf             $  2.05        $   1.69

     Total oil and gas sales decreased 16.7% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was due to decreases in the volumes of oil and natural gas sold, partially offset by increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil and natural gas sold decreased 1,033 barrels and 8,594 Mcf, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The decrease in the volumes of oil sold resulted primarily from one significant well being shut-in during a portion of the three months ended March 31, 1996 in order to increase the well's production capabilities. The decrease in the volumes of natural gas sold resulted primarily from positive volume adjustments made during the three months ended March 31, 1995 by a purchaser related to gas sold in prior periods. Average oil and natural gas prices increased to $18.62 per barrel and $2.05 per Mcf, respectively, for the three months ended March 31, 1996 from $16.40 per barrel and $1.69 per Mcf, respectively, for the three months ended March 31, 1995.

     Direct operating expenses (lease operating expenses and production taxes) decreased $18,021 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to abandonment expenses incurred during the three months ended March 31, 1995 on two wells and higher general repair and maintenance expenses incurred on another of the Partnership's wells during the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 36.8% for the three months ended March 31, 1996 from 48.1% for the three months ended March 31, 1995. This percentage decrease was primarily due to the dollar decrease in direct operating expenses as discussed above and the increase in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $75,798 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995 and the decreases in the volumes of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, this expense decreased to 24.5% for the three months ended March 31, 1996 from 93.8% for the three months ended March 31, 1995. This percentage decrease was primarily due to the dollar decrease related to the impairment provision as discussed above and the increase in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses increased $5,504 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was primarily due to an increase in professional fees during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses increased to 21.7% for the three months ended March 31, 1996 from 12.8% for the three months ended March 31, 1995. This percentage increase was primarily a result of the dollar increase in general and administrative expenses as discussed above and the decrease in oil and gas sales during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     The Limited Partners have received cash distributions through March 31, 1996 totaling $6,374,527 or 53.31% of Limited Partners' capital contributions.

     I-C PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                    Three months ended March 31,
                                   --------------------------------
                                       1996            1995
                                       ----            ----
        Oil and gas sales            $265,339        $211,478
        Direct operating expenses    $ 60,662        $ 74,619
        Barrels produced                7,948           7,114
        Mcf produced                   58,516          56,668
        Average price/Bbl            $  17.95        $  16.72
        Average price/Mcf            $   2.10        $   1.63

     Total oil and gas sales increased 25.5% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was due to increases in both the volumes and prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil and natural gas sold increased 834 barrels and 1,848 Mcf, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Average oil and natural gas prices increased to $17.95 per barrel and $2.10 per Mcf, respectively, for the three months ended March 31, 1996 from $16.72 per barrel and $1.63 per Mcf, respectively, for the three months ended March 31, 1995.

     Direct operating expenses (lease operating expenses and production taxes) decreased $13,957 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to workover expenses incurred on one well during the three months ended March 31, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 22.9% for the three months ended March 31, 1996 from 35.3% for the three months ended March 31, 1995. This percentage decrease was primarily due to the dollar decrease in direct operating expenses as discussed above and the increase in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $19,900 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to an upward revision in previous oil reserve estimates at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 14.3% for the three months ended March 31, 1996 from 27.4% for the three months ended March 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization expenses as discussed above and the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses increased $3,562 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was primarily due to an increase in professional fees during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 10.9% for the three months ended March 31, 1996 from 12.0% for the three months ended March 31, 1995. This percentage decrease resulted primarily from the increase in oil and natural gas sales during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     The Limited Partners have received cash distributions through March 31, 1996 totaling $6,784,300 or 76.36% of Limited Partners' capital contributions.

     I-D PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                    Three months ended March 31,
                                  --------------------------------
                                       1996            1995
                                       ----            ----
        Oil and gas sales            $406,636        $302,642
        Direct operating expenses    $ 69,777        $ 60,786
        Barrels produced                6,567           5,140
        Mcf produced                  136,105         147,300
        Average price/Bbl            $  18.50        $  16.61
        Average price/Mcf            $   2.10        $   1.47

     Total oil and gas sales increased 34.4% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was due to an increase in the volumes of oil sold and increases in the average prices of oil and natural gas sold, partially offset by a decrease in volumes of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil sold increased 1,427 barrels, while volumes of natural gas sold decreased 11,195 Mcf for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The increase in the volumes of oil sold resulted primarily from one significant well not producing at maximum capacity during the three months ended March 31, 1995 due to state-imposed allowable restrictions for the well. Average oil and natural gas prices increased to $18.50 per barrel and $2.10 per Mcf, respectively, for the three months ended March 31, 1996 from $16.61 per barrel and $1.47 per Mcf, respectively, for the three months ended March 31, 1995.

     Direct operating expenses (lease operating expenses and production taxes) increased $8,991 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was primarily due to higher general repair and maintenance expenses incurred during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 17.2% for the three months ended March 31, 1996 from 20.1% for the three months ended March 31, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $21,808 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to upward revisions of previous oil and gas reserve estimates at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 11.9% for the three months ended March 31, 1996 from 23.3% for the three months ended March 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization expenses as discussed above and the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses increased $2,179 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was primarily due to an increase in professional fees during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 6.0% for the three months ended March 31, 1996 from 7.4% for the three months ended March 31, 1995. This percentage decrease resulted primarily from the increase in oil and natural gas sales during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     The Limited Partners have received cash distributions through March 31, 1996 totaling $10,974,175 or 152.53% of Limited Partners' capital contributions.

     I-E PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                    Three months ended March 31,
                                 --------------------------------
                                       1996            1995
                                       ----            ----
        Oil and gas sales          $1,405,408      $1,205,757
        Direct operating expenses  $  382,185      $  425,731
        Barrels produced               19,933          22,972
        Mcf produced                  535,243         618,424
        Average price/Bbl          $    18.42      $    16.42
        Average price/Mcf          $     1.94      $     1.34

     Total oil and gas sales increased 16.6% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was due to increases in the average prices of oil and natural gas sold, partially offset by decreases in the volumes of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil and natural gas sold decreased 3,039 barrels and 83,181 Mcf, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Average oil and natural gas prices increased to $18.42 per barrel and $1.94 per Mcf, respectively, for the three months ended March 31, 1996 from $16.42 per barrel and $1.34 per Mcf, respectively, for the three months ended March 31, 1995.

     Direct operating expenses (lease operating expenses and production taxes) decreased $43,546 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to workover expenses incurred on two wells during the three months ended March 31, 1995 in order to improve the recovery of reserves and the decrease in the volumes of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, this expense decreased to 27.2% for the three months ended March 31, 1996 from 35.3% for the three months ended March 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $213,154 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to (i) the decrease in the volumes of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, (ii) upward revisions of previous oil and natural gas reserve estimates at December 31, 1995 and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 18.0% for the three months ended March 31, 1996 from 38.7% for the three months ended March 31, 1995. This percentage decrease was primarily due to the upward reserve revisions and decrease in capitalized costs as discussed above and the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses increased $13,150 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase resulted primarily from an increase in professional fees during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.1% for the three months ended March 31, 1996 as compared to 10.7% the three months ended March 31, 1995.

     The Limited Partners have received cash distributions through March 31, 1996 totaling $43,971,552 or 105.10% of Limited Partners' capital contributions.

     I-F PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995.
                                    Three months ended March 31,
                                  --------------------------------
                                       1996            1995
                                       ----            ----
        Oil and gas sales            $505,356        $448,763
        Direct operating expenses    $166,278        $195,158
        Barrels produced               10,008          11,539
        Mcf produced                  154,861         185,363
        Average price/Bbl            $  18.44        $  16.41
        Average price/Mcf            $   2.07        $   1.40

     Total oil and gas sales increased 12.6% for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase was due to increases in the average prices of oil and natural gas sold, partially offset by decreases in the volumes of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Volumes of oil and natural gas sold decreased 1,531 barrels and 30,502 Mcf, respectively, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The decrease in the volumes of natural gas sold resulted primarily from positive volume adjustments on two wells made during the three months ended March 31, 1995 by a purchaser related to gas sold in prior periods. Average oil and natural gas prices increased to $18.44 per barrel and $2.07 per Mcf, respectively, for the three months ended March 31, 1996 from $16.41 per barrel and $1.40 per Mcf, respectively for the three months ended March 31, 1995.

     Direct operating expenses (lease operating expenses and production taxes) decreased $28,880 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to workover expenses incurred on two wells during the three months ended March 31, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 32.9% for the three months ended March 31, 1996 from 43.5% for the three months ended March 31, 1995. This percentage decrease was primarily due to the dollar decrease in direct operating expenses as discussed above and the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $80,071 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decrease was primarily due to the decrease in the volumes of natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 and upward revisions of previous oil and natural gas reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 16.2% for the three months ended March 31, 1996 from 36.1% for the three months ended March 31, 1995. This percentage decrease was primarily due to the upward reserve revisions mentioned above and the increases in the average prices of oil and natural gas sold during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

     General and administrative expenses increased $4,460 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase resulted primarily from an increase in professional fees for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.6% for the three months ended March 31, 1996 as compared to 9.9% the three months ended March 31, 1995.

     The Limited Partners have received cash distributions through March 31, 1996 totaling $14,841,664 or 103.64% of Limited Partners' capital contributions.

                      PART II:  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On November 23 and 25, 1994, Geodyne Resources, Inc. ("Geodyne Resources"), PaineWebber Incorporated ("PaineWebber"), and certain other parties were named as defendants in two related lawsuits alleging misrepresentations made to induce investments in the Partnerships' units of limited partnership interest ("Units") and asserting causes of action for common law fraud and deceit and unjust enrichment (Romine v. PaineWebber, Inc., et al. Case No. 94-CIV-8558, U.S. District Court, Southern District of New York and Romine v. PaineWebber, Inc. et al., Case No. 94-132844, Supreme Court of the State of New York, County of New York). The federal court case was later consolidated with other similar actions (to which Geodyne Resources is not a party) under the title In Re: PaineWebber Limited Partnerships Litigation and was certified as a class action on May 30, 1995 (the "PaineWebber Partnership Class Action"). A class action notice was mailed on June 7, 1995 to all members of the class. The PaineWebber Partnership Class Action also alleges violations of 18 U.S.C. Section 1962(c) and the Securities Exchange Act of 1934. Compensatory and punitive damages, interest, and costs have been requested in both matters. PaineWebber has agreed to indemnify Geodyne Resources with respect to all claims asserted by the plaintiff in the lawsuits pursuant to that certain Indemnification Agreement dated November 24, 1992 by and between PaineWebber and Samson Investment Company (the "Indemnification Agreement"). The amended complaint in the PaineWebber Partnership Class Action no longer asserts any claim directly against Geodyne Resources.

     On January 18, 1996, PaineWebber issued a press release indicating that it had reached an agreement to settle the pending PaineWebber Partnership Class Action matter, along with a settlement with the SEC and an agreement to settle with various state securities regulators. The press release issued by PaineWebber indicates that the parties have agreed to a class action settlement of $125 million and other non-cash consideration; a SEC administrative order creating a capped $40 million fund (the "Claims Fund"), which is to be distributed to eligible limited partners by an independent administrator (the "Claims Administrator"); a civil penalty of $5 million leveled by the SEC; and payments aggregating $5 million to state securities administrators. The dollar amounts referred to in the press release apply to both the Partnerships and other direct investment programs sold by PaineWebber. As of the date of this Annual Report, PaineWebber has not informed management of the Partnerships of the portion of such settlement that would be applicable to the Partnerships. In any event, such settlement is not an obligation of either the Partnerships or the General Partner and, accordingly, would not affect the financial statements of the Partnerships. As a result of the Indemnification Agreement, Geodyne Resources does not believe that it will be required to pay any damages or expenses in this matter.

     On April 17, 1996, PaineWebber mailed a Notice and Claim Form to each limited partner who purchased Units in the Partnerships through PaineWebber from January 1, 1986 to December 31, 1992. Limited partners are not eligible to participate in the claims process if they
(i) previously reached a settlement with PaineWebber or (ii) had their direct investment claim resolved by a court or in arbitration. Participation in the claims process is optional, and does not prevent a limited partner from pursuing any other remedy against PaineWebber that may be available. Limited partners have until October 22, 1996 to complete the claim form and return it to the Claims Administrator. The determination of whether a limited partner is entitled to a recovery under the Claims Fund will be based on whether or not the Claim Administrator determines that the limited partner's investment in the Partnerships was suitable for him at the time of purchase. In addition, if the limited partner has opted out of the class action and has not already settled with PaineWebber or has had a claim resolved by a court or in arbitration, the Claims Administrator will also consider allegations that misrepresentations were made in connection with the sale of the Units.

     To the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the I-B Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the I-C Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the I-D Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the I-E Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the I-F Partnership's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.


     (b)  Reports on Form 8-K:

          1. A Current Report on Form 8-K dated January 18, 1996 was filed with the Securities and Exchange Commission. Items reported were:

               Item 5.  Other Events
               Item 7.  Exhibits

          2. A Current Report on Form 8-K dated January 22, 1996 was filed with the Securities and Exchange Commission. Items reported were:

               Item 5:  Other Events
               Item 7:  Exhibits

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

                              (Registrant)


                         By: GEODYNE PROPERTIES, INC.

                              General Partner



Date:     May 13, 1996   By:        /s/Dennis R. Neill
                              --------------------------
                                     (Signature)
                              Dennis R. Neill
                              Senior Vice President
                              and Director



Date:     May 13, 1996   By:        /s/Drew S. Phillips
                              ---------------------------
                                   (Signature)
                              Drew S. Phillips
                              Vice President - Controller
                              Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-B's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-C's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-D's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-E's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-F's financial statements as of March 31, 1996 and for the three months ended March 31, 1996, filed herewith.

All other exhibits are omitted as inapplicable.