Form 10-Q
period 1996-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 1996-08-08
CIK 780200, 791067, 799178, 806613, 811031

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996

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


                                        I-B 73-1231998
                                        I-C 73-1252536
                                        I-D 73-1265223
                                        I-E 73-1270110
        Oklahoma                        I-F 73-1292669
 ---------------------------       -----------------------------
(State or other jurisdiction       (I.R.S. Employer Identification
    of incorporation or                   Number)
       organization)



      Two West Second Street, Tulsa, Oklahoma         74103
      -------------------------------------------------------
      (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code:  (918) 583-1791


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
                              (Unaudited)

                                ASSETS

                                         June 30,    December 31,
                                           1996         1995
                                         ---------   -----------

CURRENT ASSETS:
  Cash and cash equivalents               $  2,691      $ 25,001
  Accounts receivable:
   General Partner                             -           4,074
   Oil and gas sales, including
     $5,872 due from related
     parties in 1995 (Note 2)               41,343        38,453
                                          --------      --------
       Total current assets               $ 44,034      $ 67,528

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method            447,467       482,234

DEFERRED CHARGE                             98,278        98,278
                                          --------      --------
                                          $589,779      $648,040
                                          ========      ========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable - related party        $ 10,000      $    -
  Accounts payable                          11,095         7,659
  Gas imbalance payable                     73,983        73,983
                                          --------      --------
       Total current liabilities          $ 95,078      $ 81,642

ACCRUED LIABILITY                         $ 34,173      $ 34,173

PARTNERS' CAPITAL (DEFICIT):
  General Partner                        ($108,200)    ($104,724)
  Limited Partners, issued and
   outstanding, 11,958 units               568,728       636,949
                                          --------      --------
       Total Partners' capital            $460,528      $532,225
                                          --------      --------
                                          $589,779      $648,040
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                            1996         1995
                                          --------     ---------

REVENUES:
  Oil and gas sales, including
   $9,297 of sales to related
   parties in 1995 (Note 2)                $54,273       $77,550
  Interest income                              109           129
  Gain on sale of oil and gas
   properties                                  -           2,252
                                           -------       -------
                                           $54,382       $79,931

COSTS AND EXPENSES:
  Lease operating                          $59,183       $33,661
  Production tax                             2,679         4,351
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               13,642        34,011
  General and administrative                15,566        14,693
                                           -------       -------
                                           $91,070       $86,716
                                           -------       -------
NET LOSS                                  ($36,688)     ($ 6,785)
                                           =======       =======
GENERAL PARTNER - NET INCOME (LOSS)       ($ 1,294)      $ 1,021
                                           =======       =======
LIMITED PARTNERS - NET LOSS               ($35,394)     ($ 7,806)
                                           =======       =======
NET LOSS per unit                         ($  2.96)     ($   .65)
                                           =======       =======
UNITS OUTSTANDING                           11,958        11,958
                                           =======       =======

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                            1996         1995
                                          --------     ---------

REVENUES:
  Oil and gas sales, including
   $26,070 of sales to related
   parties in 1995 (Note 2)               $140,401      $180,925
  Interest income                              239           384
  Gain on sale of oil and gas
   properties                                  -           4,771
                                          --------      --------
                                          $140,640      $186,080

COSTS AND EXPENSES:
  Lease operating                         $ 85,618      $ 75,634
  Production tax                             7,920        12,075
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               34,767       130,934
  General and administrative                34,274        27,897
                                          --------      --------
                                          $162,579      $246,540
                                          --------      --------
NET LOSS                                 ($ 21,939)    ($ 60,460)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $    282      $  2,214
                                          ========      ========
LIMITED PARTNERS - NET LOSS              ($ 22,221)    ($ 62,674)
                                          ========      ========
NET LOSS per unit                        ($   1.86)    ($   5.24)
                                          ========      ========
UNITS OUTSTANDING                           11,958        11,958
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)
                                            1996         1995
                                          --------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                ($21,939)    ($ 60,460)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             34,767       130,934
   Gain on sale of oil and gas
     properties                                -       (   4,771)
   Decrease in accounts receivable -
     General Partner                         4,074           -
   Increase in accounts receivable        (  2,890)    (  12,420)
   Decrease in deferred charge                 -          13,455
   Increase in accounts payable -
     related party                          10,000           -
   Increase (decrease) in accounts
     payable                                 3,436     (  10,576)
   Decrease in accrued liability               -       (   4,212)
                                           -------      --------
  Net cash provided by operating
   activities                              $27,448      $ 51,950

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                     $   -       ($  7,797)
  Proceeds from sale of oil and
   gas properties                              -           4,954
                                           -------      --------
  Net cash used by investing
   activities                              $   -       ($  2,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                      ($49,758)    ($ 80,000)
                                           -------      --------
  Net cash used by financing
   activities                             ($49,758)    ($ 80,000)
                                           -------      --------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                             ($22,310)    ($ 30,893)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       25,001        56,549
                                           -------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                            $ 2,691      $ 25,656
                                           =======      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         June 30,    December 31,
                                           1996         1995
                                        ----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents               $246,425      $115,815
  Accounts receivable:
   General Partner                             -          18,104
   Oil and gas sales (Note 2)              164,790       161,572
                                          --------      --------
       Total current assets               $411,215      $295,491

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method            367,202       445,122

DEFERRED CHARGE                             39,457        39,457
                                          --------      --------
                                          $817,874      $780,070
                                          ========      ========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $ 15,982      $ 16,781
  Gas imbalance payable                     13,021        13,021
                                          --------      --------
       Total current liabilities          $ 29,003      $ 29,802

ACCRUED LIABILITY                         $ 15,632      $ 15,632

PARTNERS' CAPITAL (DEFICIT):
  General Partner                        ($ 83,074)    ($ 66,308)
  Limited Partners, issued and
   outstanding, 8,885 units                856,313       800,944
                                          --------      --------
       Total Partners' capital            $773,239      $734,636
                                          --------      --------
                                          $817,874      $780,070
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                            1996         1995
                                          --------     ---------

REVENUES:
  Oil and gas sales, including
   $1,242 of sales to related
   parties in 1995 (Note 2)               $352,665      $181,970
  Interest income                            1,577         1,070
  Gain on sale of oil and gas
   properties                                  -           9,699
                                          --------      --------
                                          $354,242      $192,739

COSTS AND EXPENSES:
  Lease operating                         $ 53,344      $ 50,628
  Production tax                            17,910        14,351
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               39,863        48,947
  General and administrative                26,703        27,082
                                          --------      --------
                                          $137,820      $141,008
                                          --------      --------
NET INCOME                                $216,422      $ 51,731
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 12,337      $  4,544
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $204,085      $ 47,187
                                          ========      ========
NET INCOME per unit                       $  22.97      $   5.31
                                          ========      ========
UNITS OUTSTANDING                            8,885         8,885
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                            1996         1995
                                          --------     ---------

REVENUES:
  Oil and gas sales, including
   $3,654 of sales to related
   parties in 1995 (Note 2)               $618,004      $393,448
  Interest income                            2,687         2,022
  Gain on sale of oil and gas
   properties                                  -           9,699
                                          --------      --------
                                          $620,691      $405,169

COSTS AND EXPENSES:
  Lease operating                         $ 96,862      $108,451
  Production tax                            35,054        31,147
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               77,920       106,904
  General and administrative                55,748        52,565
                                          --------      --------
                                          $265,584      $299,067
                                          --------      --------
NET INCOME                                $355,107      $106,102
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 20,738      $  9,581
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $334,369      $ 96,521
                                          ========      ========
NET INCOME per unit                       $  37.63      $  10.86
                                          ========      ========
UNITS OUTSTANDING                            8,885         8,885
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          --------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $355,107      $106,102
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             77,920       106,904
   Gain on sale of oil and gas
     properties                                -       (   9,699)
   Decrease in accounts receivable -
     General Partner                        18,104           -
   (Increase) decrease in accounts
     receivable                          (   3,218)       13,583
   Decrease in deferred charge                 -           6,029
   Decrease in accounts payable          (     799)    (   5,406)
   Decrease in accrued liability               -       (   2,124)
                                          --------      --------
  Net cash provided by operating
   activities                             $447,114      $215,389

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of oil and
   gas properties                         $    -        $  9,793
                                          --------      --------
  Net cash provided by investing
   activities                             $    -        $  9,793

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($316,504)    ($236,900)
                                          --------      --------
  Net cash used by financing
   activities                            ($316,504)    ($236,900)
                                          --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $130,610     ($ 11,718)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      115,815       116,512
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $246,425      $104,794
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         June 30,    December 31,
                                           1996         1995
                                        ----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  357,243    $  245,666
  Accounts receivable:
   Oil and gas sales, including
     $65,811 due from related
     parties in 1995 (Note 2)              247,319       224,856
                                        ----------    ----------
       Total current assets             $  604,562    $  470,522

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method            910,199     1,010,429

DEFERRED CHARGE                            113,490       113,490
                                        ----------    ----------
                                        $1,628,251    $1,594,441
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   13,218    $   30,749
  Gas imbalance payable                     67,130        67,130
                                        ----------    ----------
       Total current liabilities        $   80,348    $   97,879

ACCRUED LIABILITY                       $   17,970    $   17,970

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   12,167)   $   17,993
  Limited Partners, issued and
   outstanding, 7,195 units              1,542,100     1,460,599
                                        ----------    ----------
       Total Partners' capital          $1,529,933    $1,478,592
                                        ----------    ----------
                                        $1,628,251    $1,594,441
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                          --------     ---------

REVENUES:
  Oil and gas sales, including
   $86,329 of sales to related
   parties in 1995 (Note 2)               $474,502      $234,004
  Interest income                            2,297         2,049
  Gain on sale of oil and gas
   properties                                  358         1,433
                                          --------      --------
                                          $477,157      $237,486

COSTS AND EXPENSES:
  Lease operating                         $ 35,729      $ 40,071
  Production tax                            26,640        17,799
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               50,172        51,465
  General and administrative                23,419        25,519
                                          --------      --------
                                          $135,960      $134,854
                                          --------      --------
NET INCOME                                $341,197      $102,632
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 57,859      $ 22,600
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $283,338      $ 80,032
                                          ========      ========
NET INCOME per unit                       $  39.38      $  11.12
                                          ========      ========
UNITS OUTSTANDING                            7,195         7,195
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                            1996         1995
                                          --------     ---------

REVENUES:
  Oil and gas sales, including
   $175,086 of sales to related
   parties in 1995 (Note 2)               $881,138      $536,646
  Interest income                            4,254         4,055
  Gain on sale of oil and gas
   properties                                  158         3,042
                                          --------      --------
                                          $885,550      $543,743

COSTS AND EXPENSES:
  Lease operating                         $ 77,000      $ 77,744
  Production tax                            55,146        40,912
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               98,729       121,830
  General and administrative                47,987        47,908
                                          --------      --------
                                          $278,862      $288,394
                                          --------      --------
NET INCOME                                $606,688      $255,349
                                          ========      ========
GENERAL PARTNER - NET INCOME              $104,187      $ 55,359
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $502,501      $199,990
                                          ========      ========
NET INCOME per unit                       $  69.84      $  27.80
                                          ========      ========
UNITS OUTSTANDING                            7,195         7,195
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996         1995
                                          --------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $606,688      $255,349
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             98,729       121,830
   Gain on sale of oil and gas
     properties                          (     158)    (   3,042)
   (Increase) decrease in accounts
     receivable                          (  22,463)       35,748
   Increase in deferred charge                 -       (   7,707)
   Decrease in accounts payable          (  17,531)    (  22,621)
   Increase in accrued liability               -           3,245
                                          --------      --------
  Net cash provided by operating
   activities                             $665,265      $382,802

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of oil and
   gas properties                         $  1,659      $  3,670
                                          --------      --------
  Net cash provided by investing
   activities                             $  1,659      $  3,670

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($555,347)    ($464,000)
                                          --------      --------
  Net cash used by financing
   activities                            ($555,347)    ($464,000)
                                          --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $111,577     ($ 77,528)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      245,666       247,485
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $357,243      $169,957
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         June 30,    December 31,
                                           1996         1995
                                        ----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  848,386    $  734,316
  Accounts receivable:
   Oil and gas sales, including
     $373,412 due from related
     parties in 1995 (Note 2)              884,190       775,771
                                        ----------    ----------
       Total current assets             $1,732,576    $1,510,087

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          6,006,854     6,504,506

DEFERRED CHARGE                            942,747       942,747
                                        ----------    ----------
                                        $8,682,177    $8,957,340
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   98,130    $  172,888
  Gas imbalance payable                    210,231       210,231
                                        ----------    ----------
       Total current liabilities        $  308,361    $  383,119

ACCRUED LIABILITY                       $  135,446    $  135,446

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  138,418)  ($   54,687)
  Limited Partners, issued and
   outstanding, 41,839 units             8,376,788     8,493,462
                                        ----------    ----------
       Total Partners' capital          $8,238,370    $8,438,775
                                        ----------    ----------
                                        $8,682,177    $8,957,340
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                        ----------   -----------

REVENUES:
  Oil and gas sales, including
   $506,209 of sales to related
   parties in 1995 (Note 2)             $1,341,817    $1,028,988
  Interest income                            5,809         7,335
  Gain (loss) on sale of oil and gas
   properties                                1,544   (     4,298)
                                        ----------    ----------
                                        $1,349,170    $1,032,025

COSTS AND EXPENSES:
  Lease operating                       $  282,788    $  319,483
  Production tax                            88,669        71,015
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              241,730       378,880
  General and administrative               131,130       140,848
                                        ----------    ----------
                                        $  744,317    $  910,226
                                        ----------    ----------
NET INCOME                              $  604,853    $  121,799
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $  123,699    $   71,313
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  481,154    $   50,486
                                        ==========    ==========
NET INCOME per unit                     $    11.50    $     1.21
                                        ==========    ==========
UNITS OUTSTANDING                           41,839        41,839
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                           1996         1995
                                        ----------   -----------

REVENUES:
  Oil and gas sales, including
   $1,034,728 of sales to related
   parties in 1995 (Note 2)             $2,747,225    $2,234,745
  Interest income                           11,365        13,596
  Gain on sale of oil and gas
   properties                                3,059         6,723
                                        ----------    ----------
                                        $2,761,649    $2,255,064

COSTS AND EXPENSES:
  Lease operating                       $  572,744    $  663,490
  Production tax                           180,898       152,739
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              494,935       845,239
  General and administrative               273,175       269,743
                                        ----------    ----------
                                        $1,521,752    $1,931,211
                                        ----------    ----------
NET INCOME                              $1,239,897    $  323,853
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $  253,571    $  133,503
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  986,326    $  190,350
                                        ==========    ==========
NET INCOME per unit                     $    23.57    $     4.55
                                        ==========    ==========
UNITS OUTSTANDING                           41,839        41,839
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                        ----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $1,239,897    $  323,853
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            494,935       845,239
   Gain on sale of oil and gas
     properties                        (     3,059)  (     6,723)
   (Increase) decrease in accounts
     receivable                        (   108,419)      120,837
   Increase in deferred charge                 -     (    33,827)
   Decrease in accounts payable        (    74,758)  (   101,326)
   Increase in accrued liability               -          13,596
                                        ----------    ----------
  Net cash provided by operating
   activities                           $1,548,596    $1,161,649

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                  $      -     ($   38,912)
  Proceeds from sale of oil and
   gas properties                            5,776        20,703
                                        ----------    ----------
  Net cash provided (used) by
   investing activities                 $    5,776   ($   18,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,440,302)  ($1,203,000)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($1,440,302)  ($1,203,000)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      $  114,070   ($   59,560)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      734,316       679,615
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  848,386    $  620,055
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         June 30,    December 31,
                                           1996         1995
                                        ----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents             $  243,032    $  272,653
  Accounts receivable:
   Oil and gas sales, including
     $78,769 due from related
     parties in 1995 (Note 2)              246,599       274,349
                                        ----------    ----------
       Total current assets             $  489,631    $  547,002

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          1,875,879     2,038,534

DEFERRED CHARGE                            538,858       538,858
                                        ----------    ----------
                                        $2,904,368    $3,124,394
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   45,552    $   64,142
  Gas imbalance payable                     83,203        83,203
                                        ----------    ----------
       Total current liabilities        $  128,755    $  147,345

ACCRUED LIABILITY                       $   79,435    $   79,435

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   69,294)  ($   25,679)
  Limited Partners, issued and
   outstanding, 14,321 units             2,765,472     2,923,293
                                        ----------    ----------
       Total Partners' capital          $2,696,178    $2,897,614
                                        ----------    ----------
                                        $2,904,368    $3,124,394
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                            1996         1995
                                          --------     ---------

REVENUES:
  Oil and gas sales, including
   $119,465 of sales to related
   parties in 1995 (Note 2)               $415,160      $380,968
  Interest income                            1,519         2,323
  Gain (loss) on sale of oil and
   gas properties                              720     (     566)
                                          --------      --------
                                          $417,399      $382,725

COSTS AND EXPENSES:
  Lease operating                         $130,466      $126,139
  Production tax                            30,399        26,402
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               80,693       128,031
  General and administrative                45,564        48,935
                                          --------      --------
                                          $287,122      $329,507
                                          --------      --------
NET INCOME                                $130,277      $ 53,218
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 30,611      $ 25,907
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $ 99,666      $ 27,311
                                          ========      ========
NET INCOME per unit                       $   6.96      $   1.90
                                          ========      ========
UNITS OUTSTANDING                           14,321        14,321
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                            1996         1995
                                          --------     ---------

REVENUES:
  Oil and gas sales, including
   $241,653 of sales to related
   parties in 1995 (Note 2)               $920,516      $829,731
  Interest income                            3,428         4,925
  Gain on sale of oil and gas
   properties                                  720         5,520
                                          --------      --------
                                          $924,664      $840,176

COSTS AND EXPENSES:
  Lease operating                         $265,419      $292,414
  Production tax                            61,724        55,285
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              162,716       290,125
  General and administrative                94,281        93,192
                                          --------      --------
                                          $584,140      $731,016
                                          --------      --------
NET INCOME                                $340,524      $109,160
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 73,345      $ 46,090
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $267,179      $ 63,070
                                          ========      ========
NET INCOME per unit                       $  18.66      $   4.40
                                          ========      ========
UNITS OUTSTANDING                           14,321        14,321
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                           1996         1995
                                        ----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $340,524      $109,160
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            162,716       290,125
   Gain on sale of oil and gas
     properties                          (     720)    (   5,520)
   Decrease in accounts receivable          27,750        60,859
   Increase in deferred charge                 -       (  25,942)
   Decrease in accounts payable          (  18,590)    (  31,112)
   Increase in accrued liability               -           3,399
                                          --------      --------
  Net cash provided by operating
   activities                             $511,680      $400,969

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($     61)    ($ 28,368)
  Proceeds from sale of oil and
   gas properties                              720        10,858
                                          --------      --------
  Net cash provided (used) by
   investing activities                   $    659     ($ 17,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($541,960)    ($511,000)
                                          --------      --------
  Net cash used by financing
   activities                            ($541,960)    ($511,000)
                                          --------      --------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                            ($ 29,621)    ($127,541)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      272,653       305,618
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $243,032      $178,077
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME I LIMITED PARTNERSHIPS
         CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                             JUNE 30, 1996
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The combined balance sheets as of June 30, 1996, combined statements of operations for the three and six months ended June 30, 1996 and 1995 and combined statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by Geodyne Resources, Inc., the general partner of the limited partnerships, and are unaudited. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the
"Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited  partnerships  and  the  managing partner  of  the  production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 1996, the combined results of operations for the three and six months ended June 30, 1996 and 1995 and the combined cash flows for the six months ended June 30, 1996 and 1995.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the six months ended June 30, 1996 the following payments were made to the General Partner or its affiliates by the Partnerships:
                       Direct General    Administrative
         Partnership and Administrative     Overhead
         ----------- ------------------  --------------
            I-B            $11,648           $ 22,626
            I-C              8,738             47,010
            I-D              8,015             39,972
            I-E             40,735            232,440
            I-F             14,721             79,560

     An affiliated company is the operator of certain of the Partnerships' properties and its policy is to bill the Partnerships for all customary charges and cost reimbursements associated with its activities, together with any compressor rental, consulting, or other services provided.

     During 1995, the Partnerships sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Partnerships until December 6, 1995. The following is a summary of these sales during the three and six months ended June 30, 1995 and the amount of the Partnerships' accrued oil and gas sales due from Premier at December 31, 1995.

                                                     Accrued
             Gas Sales          Gas Sales       Oil and Gas Sales
          --------------     --------------     -----------------
          3 Months Ended     6 Months Ended           As of
          June 30, 1995      June 30, 1995      December 31, 1995
          --------------     --------------     -----------------

I-B          $  9,297          $   26,070           $  5,872
I-C             1,242               3,654                -
I-D            86,329             175,086             65,811
I-E           506,209           1,034,728            373,412
I-F           119,465             241,653             78,769

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

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:
                                                      Limited
                                 Date of          Partner Capital
           Partnership         Activation          Contributions
           -----------     ------------------     ---------------

              I-B          July 12, 1985            $11,957,700
              I-C          December 20, 1985          8,884,900
              I-D          March 4, 1986              7,194,700
              I-E          September 10, 1986        41,839,400
              I-F          December 16, 1986         14,320,900

     In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

     Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. Over the last several years, the domestic energy industry and the Partnerships have contended with volatile, but generally low, oil and gas prices. Over the last few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 1996 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     RESULTS OF OPERATIONS
     ---------------------
     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables within "Results of Operations". Generally, the Partnerships' operations during the three and six months ended June 30, 1996 reflect an increase in total revenues compared to the same periods in 1995. Management believes this increase generally resulted from increases in the average oil and natural gas sales prices received by the Partnerships. Refer to "Liquidity and Capital Resources" above for a discussion of factors impacting prices and production volumes.

     I-B PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------         ------
      Oil and gas sales                 $54,273          $77,550
      Oil and gas production expenses   $61,862          $38,012
      Barrels produced                      616            1,356
      Mcf produced                       22,045           38,059
      Average price/Bbl                 $ 19.66          $ 17.60
      Average price/Mcf                 $  1.91          $  1.41

     Total oil and gas sales decreased $23,277 (30.0%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this decrease, $45,135 was related to the decreases in the volumes of oil and natural gas sold, partially offset by a $21,823 increase related to the increases in the average prices of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 740 barrels and 16,014 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in the volumes of oil and natural gas sold resulted primarily from (i) the shutting-in of one significant well during the three months ended June 30, 1996 in order to increase production capabilities and (ii) normal declines in production from diminished oil and natural gas reserves on several wells during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Average oil and natural gas prices increased to $19.66 per barrel and $1.91 per Mcf, respectively, for the three months ended June 30, 1996 from $17.60 per barrel and $1.41 per Mcf, respectively, for the three months ended June 30, 1995.

     Direct operating expenses (lease operating expenses and production taxes) increased $23,850 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This increase was primarily due to workover expenses incurred on two wells during the three months ended June 30, 1996 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 114.0% for the three months ended June 30, 1996 from 49.0% for the three months ended June 30, 1995. This percentage increase was primarily due to the increase in workover expenses for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $20,369 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily the result of a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995 and the decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, this expense decreased to 25.1% for the three months ended June 30, 1996 from 43.9% for the three months ended June 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the impairment provision as previously discussed.

     General and administrative expenses increased $873 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This increase was primarily due to an increase in both professional fees and printing and postage expenses during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses increased to 28.7% for the three months ended June 30, 1996 from 18.9% for the three months ended June 30, 1995. This percentage increase was primarily a result of the decrease in oil and gas sales during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------         ------
      Oil and gas sales                $140,401         $180,925
      Oil and gas production expenses  $ 93,538         $ 87,709
      Barrels produced                    1,313            3,086
      Mcf produced                       57,722           82,330
      Average price/Bbl                $  19.11         $  16.93
      Average price/Mcf                $   2.00         $   1.56

     Total oil and gas sales decreased $40,524 (22.4%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this decrease, $83,098 was related to the decreases in the volumes of oil and natural gas sold, partially offset by a $42,952 increase related to the increases in the average prices of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 1,773 barrels and 24,608 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of oil sold resulted primarily from the shutting-in of one significant well during the six months ended June 30, 1996 in order to increase production capabilities and normal declines in production from diminished oil reserves on two other wells during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) positive prior period volume adjustments made by a purchaser on one well during the six months ended June 30, 1995 and (ii) the shutting-in of two significant wells during the six months ended June 30, 1996 in order to increase production capabilities. Average oil and natural gas prices increased to $19.11 per barrel and $2.00 per Mcf, respectively, for the six months ended June 30, 1996 from $16.93 per barrel and $1.56 per Mcf, respectively, for the six months ended June 30, 1995.

     Direct operating expenses (lease operating expenses and production taxes) increased $5,829 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This increase was primarily due to workover expenses incurred on two wells during the six months ended June 30, 1996 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 66.6% for the six months ended June 30, 1996 from 48.5% for the six months ended June 30, 1995. This percentage increase was primarily due to the increase in workover expenses during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $96,167 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily the result of a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995 and the decreases in the volumes of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, this expense decreased to 24.8% for the six months ended June 30, 1996 from 72.4% for the six months ended June 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the impairment provision as previously discussed.

     General and administrative expenses increased $6,377 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This increase was primarily due to an increase in both professional fees and printing and postage expenses during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses increased to 24.4% for the six months ended June 30, 1996 from 15.4% for the six months ended June 30, 1995. This percentage increase was primarily a result of the decrease in oil and gas sales during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     The Limited Partners have received cash distributions through June 30, 1996 totaling $6,398,527 or 53.51% of Limited Partners' capital contributions.

     I-C PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------         ------
      Oil and gas sales                 $352,665        $181,970
      Oil and gas production expenses   $ 71,254        $ 64,979
      Barrels produced                     7,086           6,073
      Mcf produced                        68,730          47,473
      Average price/Bbl                 $  19.15        $  17.73
      Average price/Mcf                 $   3.16        $   1.57

     Total oil and gas sales increased $170,695 (93.8%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $75,482 was related to the increase in the average price of natural gas sold and $86,571 was related to the increases in both the volumes of oil and natural gas sold. Volumes of oil and natural gas sold increased by 1,013 barrels and 21,257 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The increases in the volumes of oil and natural gas sold resulted primarily from one significant well producing at less than maximum capacity due to state-imposed allowable restrictions during the three months ended June 30, 1995. Average oil and natural gas prices increased to $19.15 per barrel and $3.16 per Mcf, respectively, for the three months ended June 30, 1996 from $17.73 per barrel and $1.57 per Mcf, respectively, for the three months ended June 30, 1995. The increase in the average price of natural gas sold was due in part to a favorable spot price received on one significant well, which may or may not continue in the future.

     Direct operating expenses (lease operating expenses and production taxes) increased $6,275 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This increase followed the increases in volumes of oil and natural gas sold. As a percentage of oil and gas sales, these expenses decreased to 20.2% for the three months ended June 30, 1996 from 35.7% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $9,084 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to an upward revision in previous oil reserve estimates at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 11.3% for the three months ended June 30, 1996 from 26.9% for the three months ended June 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the upward reserve revision and the impairment provision as discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses remained relatively constant for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 7.6% for the three months ended June 30, 1996 from 14.9% for the three months ended June 30, 1995. This percentage decrease resulted primarily from the increase in oil and gas sales during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------         ------
      Oil and gas sales                 $618,004        $393,448
      Oil and gas production expenses   $131,916        $139,598
      Barrels produced                    15,034          13,187
      Mcf produced                       127,246         104,141
      Average price/Bbl                 $  18.52        $  17.18
      Average price/Mcf                 $   2.67        $   1.60

     Total oil and gas sales increased $224,556 (57.1%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $111,431 was related to the increase in the average price of natural gas sold and $95,896 was related to the increase in the volumes of natural gas sold. Volumes of oil and natural gas sold increased by 1,847 barrels and 23,105 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The increases in the volumes of oil and natural gas sold resulted primarily from one significant well producing at less than maximum capacity due to state-imposed allowable restrictions during the six months ended June 30, 1995. Average oil and natural gas prices increased to $18.52 per barrel and $2.67 per Mcf, respectively, for the six months ended June 30, 1996 from $17.18 per barrel and $1.60 per Mcf, respectively, for the six months ended June 30, 1995.

     Direct operating expenses (lease operating expenses and production taxes) decreased $7,682 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily the result of (i) workover expenses incurred on one well during the six months ended June 30, 1995 in order to improve the recovery of reserves and (ii) the decrease in operating expenses due to the sale of several wells during the six months ended June 30, 1995, partially offset by the increases in the volumes of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 21.3% for the six months ended June 30, 1996 from 35.5% for the six months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $28,984 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to an upward revision in previous oil reserve estimates at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 12.6% for the six months ended June 30, 1996 from 27.2% for the six months ended June 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the upward reserve revision and the impairment provision as discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses increased $3,183 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This increase was primarily due to an increase in both professional fees and printing and postage expenses during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 9.0% for the six months ended June 30, 1996 from 13.4% for the six months ended June 30, 1995. This percentage decrease resulted primarily from the increase in oil and gas sales during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     The Limited Partners have received cash distributions through June 30, 1996 totaling $6,954,300 or 78.27% of Limited Partners' capital contributions.

     I-D PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------         ------
      Oil and gas sales                 $474,502        $234,004
      Oil and gas production expenses   $ 62,369        $ 57,870
      Barrels produced                     5,544           4,764
      Mcf produced                       148,076         106,367
      Average price/Bbl                 $  19.02        $  17.55
      Average price/Mcf                 $   2.49        $   1.41

     Total oil and gas sales increased $240,498 (102.8%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $114,876 was related to the increase in the average price of natural gas sold and $103,855 was related to an increase in the volumes of natural gas sold. Volumes of oil and natural gas sold increased by 780 barrels and 41,709 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The increases in the volumes of oil and natural gas sold resulted primarily from one significant well producing at less than maximum capacity due to state-imposed allowable restrictions during the three months ended June 30, 1995. Average oil and natural gas prices increased to $19.02 per barrel and $2.49 per Mcf, respectively, for the three months ended June 30, 1996 from $17.55 per barrel and $1.41 per Mcf, respectively, for the three months ended June 30, 1995.

     Direct operating expenses (lease operating expenses and production taxes) increased $4,499 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This increase followed the increases in the volumes of oil and natural gas sold. As a percentage of oil and gas sales, these expenses decreased to 13.1% for the three months ended June 30, 1996 from 24.7% for the three months ended June 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $1,293 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to upward revisions of previous oil and natural gas reserve estimates at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995, partially offset by the increases in the volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, this expense decreased to 10.6% for the three months ended June 30, 1996 from 22.0% for the three months ended June 30, 1995. This percentage decrease was primarily due to the upward reserve revisions and the impairment provision as discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased $2,100 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to a decrease in both professional fees and printing and postage expenses for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 4.9% for the three months ended June 30, 1996 from 10.9% for the three months ended June 30, 1995. This percentage decrease resulted primarily from the increase in oil and gas sales during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------         ------
      Oil and gas sales                 $881,138        $536,646
      Oil and gas production expenses   $132,146        $118,656
      Barrels produced                    12,111           9,904
      Mcf produced                       284,181         253,667
      Average price/Bbl                 $  18.74        $  17.06
      Average price/Mcf                 $   2.30        $   1.45

     Total oil and gas sales increased $344,492 (64.2%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $215,617 was related to the increase in the average price of natural gas sold and $111,541 was related to the increases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold increased by 2,207 barrels and 30,514 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The increase in the volumes of oil sold resulted primarily from one significant well producing at less than maximum capacity due to state-imposed allowable restrictions during the six months ended June 30, 1995. Average oil and natural gas prices increased to $18.74 per barrel and $2.30 per Mcf, respectively, for the six months ended June 30, 1996 from $17.06 per barrel and $1.45 per Mcf, respectively, for the six months ended June 30, 1995.

     Direct operating expenses (lease operating expenses and production taxes) increased $13,490 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This increase followed the increases in the volumes of oil and natural gas sold. As a percentage of oil and gas sales, these expenses decreased to 15.0% for the six months ended June 30, 1996 from 22.1% for the six months ended June 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $23,101 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to upward revisions of previous oil and natural gas reserve estimates at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 11.2% for the six months ended June 30, 1996 from 22.7% for the six months ended June 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the upward reserve revisions and the impairment provision as discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 5.4% for the six months ended June 30, 1996 from 8.9% for the six months ended June 30, 1995. This percentage decrease resulted primarily from the increase in oil and gas sales during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     The Limited Partners have received cash distributions through June 30, 1996 totaling $11,205,175 or 155.74% of Limited Partners' capital contributions.

     I-E PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------         ------
      Oil and gas sales                $1,341,817      $1,028,988
      Oil and gas production expenses  $  371,457      $  390,498
      Barrels produced                     17,640          21,342
      Mcf produced                        519,320         516,930
      Average price/Bbl                $    18.63      $    16.89
      Average price/Mcf                $     1.95      $     1.29

     Total oil and gas sales increased $312,829 (30.4%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $378,309 was related to increases in the average prices of oil and natural gas sold, partially offset by a $68,968 decrease related to the decrease in the volumes of oil sold. Volumes of oil sold decreased by 3,702 barrels, while volumes of natural gas sold increased by 2,390 Mcf for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in the volumes of oil sold resulted primarily from (i) the sale of one significant oil well during 1996, (ii) the shutting-in of one well during the three months ended June 30, 1996 in order to increase the well's production capabilities, and (iii) normal declines in production due to diminished oil reserves on several wells during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Average oil and natural gas prices increased to $18.63 per barrel and $1.95 per Mcf, respectively, for the three months ended June 30, 1996 from $16.89 per barrel and $1.29 per Mcf, respectively, for the three months ended June 30, 1995.

     Direct operating expenses (lease operating expenses and production taxes) decreased $19,041 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to (i) workover expenses incurred on two wells during the three months ended June 30, 1995 in order to improve the recovery of reserves, (ii) a decrease in operating expenses due to the sale of one well during the three months ended June 30, 1996, and
(iii) abandonment expenses incurred on one well during the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 27.7% for the three months ended June 30, 1996 from 37.9% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $137,150 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to upward revisions of previous oil and natural gas reserve estimates at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 18.0% for the three months ended June 30, 1996 from 36.8% for the three months ended June 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the upward reserve revisions and the impairment provision as discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased $9,718 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease resulted primarily from a decrease in both professional fees and printing and postage expenses during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 9.8% for the three months ended June 30, 1996 from 13.7% for the three months ended June 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------         ------
      Oil and gas sales               $2,747,225       $2,234,745
      Oil and gas production expenses $  753,642       $  816,229
      Barrels produced                    37,573           44,314
      Mcf produced                     1,054,563        1,135,354
      Average price/Bbl               $    18.52       $    16.65
      Average price/Mcf               $     1.95       $     1.32

     Total oil and gas sales increased $512,480 (22.9%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $798,140 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $282,385 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 6,741 barrels and 80,791 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of oil sold resulted primarily from (i) the sale of one significant oil well during the six months ended June 30,

1996, (ii) the shutting-in of one well during the six months ended June 30, 1996 in order to increase the well's production capabilities, and (iii) normal declines in production due to diminished oil reserves on several wells during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Average oil and natural gas prices increased to $18.52 per barrel and $1.95 per Mcf, respectively, for the six months ended June 30, 1996 from $16.65 per barrel and $1.32 per Mcf, respectively, for the six months ended June 30, 1995.

     Direct operating expenses (lease operating expenses and production taxes) decreased $62,587 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to (i) workover expenses incurred on two wells during the six months ended June 30, 1995 in order to improve the recovery of reserves, (ii) a decrease in operating expenses due to the sale of one well during the six months ended June 30, 1996, and (iii) abandonment expenses incurred on one well during the six months ended June 30, 1995. As a percentage of oil and gas sales, this expense decreased to 27.4% for the six months ended June 30, 1996 from 36.5% for the six months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $350,304 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to (i) the decrease in the volumes of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, (ii) upward revisions of previous oil and natural gas reserve estimates at December 31, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 18.0% for the six months ended June 30, 1996 from 37.8% for the six months ended June 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the upward reserve revisions and the impairment provision as discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 9.9% for the six months ended June 30, 1996 from 12.1% for the six months ended June 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     The Limited Partners have received cash distributions through June 30, 1996 totaling $44,526,552 or 106.42% of Limited Partners' capital contributions.

     I-F PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------         ------
      Oil and gas sales                 $415,160        $380,968
      Oil and gas production expenses   $160,865        $152,541
      Barrels produced                     8,659          10,655
      Mcf produced                       129,464         137,169
      Average price/Bbl                 $  18.44        $  16.87
      Average price/Mcf                 $   1.97        $   1.47

     Total oil and gas sales increased $34,192 (9.0%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $85,313 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $51,985 decrease which was related to the decrease in the volumes of oil sold. Volumes of oil and natural gas sold decreased by 1,996 barrels and 7,705 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in the volumes of oil sold resulted primarily from (i) the shutting-in of one well during the three months ended June 30, 1996 in order to increase the well's production capabilities and (ii) normal declines in production due to diminished oil reserves on several wells during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Average oil and natural gas prices increased to $18.44 per barrel and $1.97 per Mcf, respectively, for the three months ended June 30, 1996 from $16.87 per barrel and $1.47 per Mcf, respectively, for the three months ended June 30, 1995.

     Direct operating expenses (lease operating expenses and production taxes) increased $8,324 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This increase was primarily due to higher production taxes resulting from the increase in oil and gas sales during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 38.7% for the three months ended June 30, 1996 from 40.0% for the three months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $47,338 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to (i) the decrease in the volumes of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, (ii) upward revisions of previous oil and natural gas reserve estimates at December 31, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 19.4% for the three months ended June 30, 1996 from 33.6% for the three months ended June 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the upward reserve revisions and the impairment provision as discussed above and the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased $3,371 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease resulted primarily from a decrease in both professional fees and printing and postage expenses for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 11.0% for the three months ended June 30, 1996 from 12.8% for the three months ended June 30, 1995. This percentage decrease resulted primarily from the increases in the average prices of oil and natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.


     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        --------         ------
      Oil and gas sales                 $920,516        $829,731
      Oil and gas production expenses   $327,143        $347,699
      Barrels produced                    18,667          22,194
      Mcf produced                       284,325         322,532
      Average price/Bbl                 $  18.44        $  16.63
      Average price/Mcf                 $   2.03        $   1.43

     Total oil and gas sales increased $90,785 (10.9%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $233,690 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $142,598 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 3,527 barrels and 38,207 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in the volumes of oil sold resulted primarily from (i) the shutting-in of one well during the six months ended June 30, 1996 in order to increase the well's production capabilities and (ii) normal declines in production due to diminished oil reserves on several wells during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Average oil and natural gas prices increased to $18.44 per barrel and $2.03 per Mcf, respectively, for the six months ended June 30, 1996 from $16.63 per barrel and $1.43 per Mcf, respectively, for the six months ended June 30, 1995.

     Direct operating expenses (lease operating expenses and production taxes) decreased $20,556 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to workover expenses incurred on two wells during the six months ended June 30, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 35.5% for the six months ended June 30, 1996 from 41.9% for the six months ended June 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $127,409 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to (i) the decrease in the volumes of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, (ii) upward revisions of previous oil and natural gas reserve estimates at December 31, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 17.7% for the six months ended June 30, 1996 from 35.0% for the six months ended June 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the upward reserve revisions and the impairment provision as discussed above and the increases in the average prices of oil and natural gas sold during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.2% for the six months ended June 30, 1996 as compared to 11.2% for the six months ended June 30, 1995.

     The Limited Partners have received cash distributions through June 30, 1996 totaling $15,053,664 or 105.12% of Limited Partners' capital contributions.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the I-B Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the I-C Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the I-D Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the I-E Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the I-F Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

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

                              (Registrant)


                         By: GEODYNE RESOURCES, INC.

                              General Partner



Date:  August 8, 1996    By:        /s/Dennis R. Neill
                            --------------------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   President



Date:  August 8, 1996    By:        /s/Drew S. Phillips
                            --------------------------------------
                                   (Signature)
                                   Drew S. Phillips
                                   Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-B's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-C's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-D's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-E's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-F's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

All other exhibits are omitted as inapplicable.