Form 10-Q
period 1996-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 1996-11-08
CIK 780200, 791067, 799178, 806613, 811031

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996

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


                                            I-B 73-1231998
                                            I-C 73-1252536
                                            I-D 73-1265223
                                            I-E 73-1270110
        Oklahoma                            I-F 73-1292669
 ---------------------------      -------------------------------
(State or other jurisdiction       (I.R.S. Employer Identification
    of incorporation or                   Number)
       organization)



      Two West Second Street, Tulsa, Oklahoma           74103
      -------------------------------------------------------
      (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code:  (918) 583-1791


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
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996         1995
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents                $  3,077     $ 25,001
  Accounts receivable:
   General Partner                              277        4,074
   Oil and gas sales, including
     $5,872 due from related
     parties in 1995 (Note 2)                44,398       38,453
                                           --------     --------
       Total current assets                $ 47,752     $ 67,528

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method             427,347      482,234

DEFERRED CHARGE                              98,278       98,278
                                           --------     --------
                                           $573,377     $648,040
                                           ========     ========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                         $ 11,999     $  7,659
  Gas imbalance payable                      73,983       73,983
                                           --------     --------
       Total current liabilities           $ 85,982     $ 81,642

ACCRUED LIABILITY                          $ 34,173     $ 34,173

PARTNERS' CAPITAL (DEFICIT):
  General Partner                         ($108,166)   ($104,724)
  Limited Partners, issued and
   outstanding, 11,958 units                561,388      636,949
                                           --------     --------
       Total Partners' capital             $453,222     $532,225
                                           --------     --------
                                           $573,377     $648,040
                                           ========     ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                            1996          1995
                                          ---------    ----------

REVENUES:
  Oil and gas sales, including
   $9,543 of sales to related
   parties in 1995 (Note 2)                $83,427      $ 72,499
  Interest income                               33           120
  Gain on sale of oil and gas
   properties                                  598           -
                                           -------      --------
                                           $84,058      $ 72,619

COSTS AND EXPENSES:
  Lease operating                          $29,208      $ 31,957
  Production tax                             5,384         2,010
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               20,120        61,105
  General and administrative                14,122        12,595
                                           -------      --------
                                           $68,834      $107,667
                                           -------      --------

NET INCOME (LOSS)                          $15,224     ($ 35,048)
                                           =======      ========
GENERAL PARTNER - NET INCOME               $ 1,564      $    692
                                           =======      ========
LIMITED PARTNERS - NET INCOME (LOSS)       $13,660     ($ 35,740)
                                           =======      ========
NET INCOME (LOSS) per unit                 $  1.14     ($   2.99)
                                           =======      ========
UNITS OUTSTANDING                           11,958        11,958
                                           =======      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                            1996          1995
                                          ---------    ----------

REVENUES:
  Oil and gas sales, including
   $35,613 of sales to related
   parties in 1995 (Note 2)               $223,828      $253,424
  Interest income                              272           504
  Gain on sale of oil and gas
   properties                                  598         4,771
                                          --------      --------
                                          $224,698      $258,699

COSTS AND EXPENSES:
  Lease operating                         $114,826      $107,591
  Production tax                            13,304        14,085
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               54,887       192,039
  General and administrative                48,396        40,492
                                          --------      --------
                                          $231,413      $354,207
                                          --------      --------

NET LOSS                                 ($  6,715)    ($ 95,508)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $  1,846      $  2,906
                                          ========      ========
LIMITED PARTNERS - NET LOSS              ($  8,561)    ($ 98,414)
                                          ========      ========
NET LOSS per unit                        ($    .72)    ($   8.23)
                                          ========      ========
UNITS OUTSTANDING                           11,958        11,958
                                          ========      ========


            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                          ---------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                ($ 6,715)    ($ 95,508)
  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             54,887       192,039
   Gain on sale of oil and gas
     properties                           (    598)    (   4,771)
   Decrease in accounts receivable -
     General Partner                         3,797           -
   Increase in accounts receivable        (  5,945)    (   7,408)
   Decrease in deferred charge                 -          19,970
   Increase (decrease) in accounts
     payable                                 4,340     (  10,453)
   Decrease in accrued liability               -       (   6,252)
                                           -------      --------
  Net cash provided by operating
   activities                              $49,766      $ 87,617

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                     $   -       ($  7,695)
  Proceeds from sale of oil and
   gas properties                              598         4,954
                                           -------      --------
  Net cash provided (used) by
   investing activities                    $   598     ($  2,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                      ($72,288)    ($117,900)
                                           -------      --------
  Net cash used by financing
   activities                             ($72,288)    ($117,900)
                                           -------      --------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                             ($21,924)    ($ 33,024)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       25,001        56,549
                                           -------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                            $ 3,077      $ 23,525
                                           =======      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996         1995
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents               $163,551      $115,815
  Accounts receivable:
   General Partner                           1,339        18,104
   Oil and gas sales (Note 2)              170,916       161,572
                                          --------      --------
       Total current assets               $335,806      $295,491

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method            263,061       445,122

DEFERRED CHARGE                             39,457        39,457
                                          --------      --------
                                          $638,324      $780,070
                                          ========      ========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $ 18,169      $ 16,781
  Gas imbalance payable                     13,021        13,021
                                          --------      --------
       Total current liabilities          $ 31,190      $ 29,802

ACCRUED LIABILITY                         $ 15,632      $ 15,632

PARTNERS' CAPITAL (DEFICIT):
  General Partner                        ($ 87,642)    ($ 66,308)
  Limited Partners, issued and
   outstanding, 8,885 units                679,144       800,944
                                          --------      --------
       Total Partners' capital            $591,502      $734,636
                                          --------      --------
                                          $638,324      $780,070
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                            1996          1995
                                          --------     ----------

REVENUES:
  Oil and gas sales (Note 2)              $262,585      $222,357
  Interest income                            1,904           977
  Loss on sale of oil and gas
   properties                            (  61,588)          -
                                          --------      --------
                                          $202,901      $223,334

COSTS AND EXPENSES:
  Lease operating                         $ 70,575      $ 55,458
  Production tax                            16,857        15,827
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               29,872        55,857
  General and administrative                25,670        24,730
                                          --------      --------
                                          $142,974      $151,872
                                          --------      --------

NET INCOME                                $ 59,927      $ 71,462
                                          ========      ========
GENERAL PARTNER - NET INCOME              $  4,096      $  5,807
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $ 55,831      $ 65,655
                                          ========      ========
NET INCOME per unit                       $   6.28      $   7.39
                                          ========      ========
UNITS OUTSTANDING                            8,885         8,885
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                            1996          1995
                                          --------     ----------

REVENUES:
  Oil and gas sales, including
   $3,654 of sales to related
   parties in 1995 (Note 2)               $880,589      $615,805
  Interest income                            4,591         2,999
  Gain (loss) on sale of oil
   and gas properties                    (  61,588)        9,699
                                          --------      --------
                                          $823,592      $628,503

COSTS AND EXPENSES:
  Lease operating                         $167,437      $163,909
  Production tax                            51,911        46,974
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              107,792       162,761
  General and administrative                81,418        77,295
                                          --------      --------
                                          $408,558      $450,939
                                          --------      --------

NET INCOME                                $415,034      $177,564
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 24,834      $ 15,389
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $390,200      $162,175
                                          ========      ========
NET INCOME per unit                       $  43.92      $  18.25
                                          ========      ========
UNITS OUTSTANDING                            8,885         8,885
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                          ---------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $415,034      $177,564
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            107,792       162,761
   (Gain) loss on sale of oil and gas
     properties                             61,588     (   9,699)
   Decrease in accounts receivable -
     General Partner                        16,765           -
   (Increase) decrease in accounts
     receivable                          (   9,344)        3,041
   Decrease in deferred charge                 -           4,733
   (Decrease) increase in accounts
     payable                                 1,388     (   3,190)
   Decrease in accrued liability               -       (   1,667)
                                          --------      --------
  Net cash provided by operating
   activities                             $593,223      $333,543

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($  1,039)     $    -
  Proceeds from sale of oil and
   gas properties                           13,720         9,811
                                          --------      --------
  Net cash provided by investing
   activities                             $ 12,681      $  9,811

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($558,168)    ($347,400)
                                          --------      --------
  Net cash used by financing
   activities                            ($558,168)    ($347,400)
                                          --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $ 47,736     ($  4,046)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      115,815       116,512
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $163,551      $112,466
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996         1995
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  373,503    $  245,666
  Accounts receivable:
   General Partner                           4,713           -
   Oil and gas sales, including
     $65,811 due from related
     parties in 1995 (Note 2)              252,402       224,856
                                        ----------    ----------
       Total current assets             $  630,618    $  470,522

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method            853,090     1,010,429

DEFERRED CHARGE                            113,490       113,490
                                        ----------    ----------
                                        $1,597,198    $1,594,441
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   11,979    $   30,749
  Gas imbalance payable                     67,130        67,130
                                        ----------    ----------
       Total current liabilities        $   79,109    $   97,879

ACCRUED LIABILITY                       $   17,970    $   17,970

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   13,596)   $   17,993
  Limited Partners, issued and
   outstanding, 7,195 units              1,513,715     1,460,599
                                        ----------    ----------
       Total Partners' capital          $1,500,119    $1,478,592
                                        ----------    ----------
                                        $1,597,198    $1,594,441
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996          1995
                                          --------     ----------

REVENUES:
  Oil and gas sales, including
   $85,917 of sales to related
   parties in 1995 (Note 2)               $432,931      $345,921
  Interest income                            3,273         1,862
  Gain (loss) on sale of oil and
   gas properties                           29,553     (   2,859)
                                          --------      --------
                                          $465,757      $344,924

COSTS AND EXPENSES:
  Lease operating                         $ 39,072      $ 48,873
  Production tax                            29,170        25,846
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               49,721        81,909
  General and administrative                21,811        21,284
                                          --------      --------
                                          $139,774      $177,912
                                          --------      --------

NET INCOME                                $325,983      $167,012
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 55,368      $ 36,519
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $270,615      $130,493
                                          ========      ========
NET INCOME per unit                       $  37.61      $  18.14
                                          ========      ========
UNITS OUTSTANDING                            7,195         7,195
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                           1996           1995
                                        ----------     ---------

REVENUES:
  Oil and gas sales, including
   $261,003 of sales to related
   parties in 1995 (Note 2)             $1,314,069      $882,567
  Interest income                            7,527         5,917
  Gain on sale of oil and gas
   properties                               29,711           183
                                        ----------      --------
                                        $1,351,307      $888,667

COSTS AND EXPENSES:
  Lease operating                       $  116,072      $126,617
  Production tax                            84,316        66,758
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              148,450       203,739
  General and administrative                69,798        69,192
                                        ----------      --------
                                        $  418,636      $466,306
                                        ----------      --------

NET INCOME                              $  932,671      $422,361
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $  159,555      $ 91,878
                                        ==========      ========
LIMITED PARTNERS - NET INCOME           $  773,116      $330,483
                                        ==========      ========
NET INCOME per unit                     $   107.45      $  45.93
                                        ==========      ========
UNITS OUTSTANDING                            7,195         7,195
                                        ==========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996           1995
                                        -----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $  932,671      $422,361
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            148,450       203,739
   Gain on sale of oil and gas
     properties                        (    29,711)    (     183)
   Increase in accounts receivable -
     General Partner                   (     4,713)          -
   (Increase) decrease in accounts
     receivable                        (    27,546)       16,973
   Decrease in deferred charge                 -           3,742
   Decrease in accounts payable        (    18,770)    (  22,110)
   Increase in accrued liability               -       (   1,576)
                                        ----------      --------
  Net cash provided by operating
   activities                           $1,000,381      $622,946

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($    9,673)    ($    337)
  Proceeds from sale of oil and
   gas properties                           48,273         3,739
                                        ----------      --------
  Net cash provided by investing
   activities                           $   38,600      $  3,402

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($  911,144)    ($640,000)
                                        ----------      --------
  Net cash used by financing
   activities                          ($  911,144)    ($640,000)
                                        ----------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      $  127,837     ($ 13,652)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      245,666       247,485
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  373,503      $233,833
                                        ==========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996         1995
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents             $1,192,880    $  734,316
  Accounts receivable:
   General Partner                          58,137           -
   Oil and gas sales, including
     $373,412 due from related
     parties in 1995 (Note 2)              864,591       775,771
                                        ----------    ----------
       Total current assets             $2,115,608    $1,510,087

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          5,665,886     6,504,506

DEFERRED CHARGE                            942,747       942,747
                                        ----------    ----------
                                        $8,724,241    $8,957,340
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   87,038    $  172,888
  Gas imbalance payable                    210,231       210,231
                                        ----------    ----------
       Total current liabilities        $  297,269    $  383,119

ACCRUED LIABILITY                       $  135,446    $  135,446

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  155,068)  ($   54,687)
  Limited Partners, issued and
   outstanding, 41,839 units             8,446,594     8,493,462
                                        ----------    ----------
       Total Partners' capital          $8,291,526    $8,438,775
                                        ----------    ----------
                                        $8,724,241    $8,957,340
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                           1996          1995
                                        ----------   ------------

REVENUES:
  Oil and gas sales, including
   $496,527 of sales to related
   parties in 1995 (Note 2)             $1,477,515    $1,219,446
  Interest income                           11,701         7,038
  Gain (loss) on sale of oil and gas
   properties                              243,054   (     9,402)
                                        ----------    ----------
                                        $1,732,270    $1,217,082

COSTS AND EXPENSES:
  Lease operating                       $  236,425    $  369,718
  Production tax                            99,763        84,001
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              274,651       507,629
  General and administrative               126,205       123,189
                                        ----------    ----------
                                        $  737,044    $1,084,537
                                        ----------    ----------

NET INCOME                              $  995,226    $  132,545
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $  186,420    $   90,950
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  808,806    $   41,595
                                        ==========    ==========
NET INCOME per unit                     $    19.33    $      .99
                                        ==========    ==========
UNITS OUTSTANDING                           41,839        41,839
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                           1996          1995
                                        ----------   ------------

REVENUES:
  Oil and gas sales, including
   $1,531,255 of sales to related
   parties in 1995 (Note 2)             $4,224,740    $3,454,191
  Interest income                           23,066        20,634
  Gain (loss) on sale of oil and gas
   properties                              246,113   (     2,679)
                                        ----------    ----------
                                        $4,493,919    $3,472,146

COSTS AND EXPENSES:
  Lease operating                       $  809,169    $1,033,208
  Production tax                           280,661       236,740
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              769,586     1,352,868
  General and administrative               399,380       392,932
                                        ----------    ----------
                                        $2,258,796    $3,015,748
                                        ----------    ----------

NET INCOME                              $2,235,123    $  456,398
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $  439,991    $  224,453
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $1,795,132    $  231,945
                                        ==========    ==========
NET INCOME per unit                     $    42.91    $     5.54
                                        ==========    ==========
UNITS OUTSTANDING                           41,839        41,839
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        -----------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $2,235,123    $  456,398
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            769,586     1,352,868
   (Gain) loss on sale of oil and
     gas properties                    (   246,113)        2,679
   Increase in accounts receivable -
     General Partner                   (    58,137)          -
   (Increase) decrease in accounts
     receivable                        (    88,820)      125,790
   Decrease in deferred charge                 -          75,241
   Decrease in accounts payable        (    85,850)  (   107,325)
   Decrease in accrued liability               -     (    30,242)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $2,525,789    $1,875,409

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   33,788)  ($   42,003)
  Proceeds from sale of oil and
   gas properties                          348,935        22,191
                                        ----------    ----------
  Net cash provided (used) by
   investing activities                 $  315,147   ($   19,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($2,382,372)  ($1,794,000)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($2,382,372)  ($1,794,000)
                                        ----------    ----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                           $  458,564    $   61,597

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      734,316       679,615
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $1,192,880    $  741,212
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1996         1995
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  388,453    $  272,653
  Accounts receivable:
   General Partner                          60,162           -
   Oil and gas sales, including
     $78,769 due from related
     parties in 1995 (Note 2)              252,799       274,349
                                        ----------    ----------
       Total current assets             $  701,414    $  547,002

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          1,762,638     2,038,534

DEFERRED CHARGE                            538,858       538,858
                                        ----------    ----------
                                        $3,002,910    $3,124,394
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   39,309    $   64,142
  Gas imbalance payable                     83,203        83,203
                                        ----------    ----------
       Total current liabilities        $  122,512    $  147,345

ACCRUED LIABILITY                       $   79,435    $   79,435

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   75,099)  ($   25,679)
  Limited Partners, issued and
   outstanding, 14,321 units             2,876,062     2,923,293
                                        ----------    ----------
       Total Partners' capital          $2,800,963    $2,897,614
                                        ----------    ----------
                                        $3,002,910    $3,124,394
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                            1996          1995
                                          --------     ----------

REVENUES:
  Oil and gas sales, including
   $116,247 of sales to related
   parties in 1995 (Note 2)               $519,278      $455,507
  Interest income                            4,727         1,997
  Gain (loss) on sale of oil and
   gas properties                          136,526     (   3,160)
                                          --------      --------
                                          $660,531      $454,344

COSTS AND EXPENSES:
  Lease operating                         $107,687      $149,856
  Production tax                            29,988        31,008
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               75,634       174,567
  General and administrative                43,954        42,278
                                          --------      --------
                                          $257,263      $397,709
                                          --------      --------

NET INCOME                                $403,268      $ 56,635
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 70,678      $ 32,935
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $332,590      $ 23,700
                                          ========      ========
NET INCOME per unit                       $  23.22      $   1.65
                                          ========      ========
UNITS OUTSTANDING                           14,321        14,321
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                            1996          1995
                                        -----------   -----------

REVENUES:
  Oil and gas sales, including
   $357,900 of sales to related
   parties in 1995 (Note 2)             $1,439,794    $1,285,238
  Interest income                            8,155         6,922
  Gain on sale of oil and gas
   properties                              137,246         2,360
                                        ----------    ----------
                                        $1,585,195    $1,294,520

COSTS AND EXPENSES:
  Lease operating                       $  373,106    $  442,270
  Production tax                            91,712        86,293
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              238,350       464,692
  General and administrative               138,235       135,470
                                        ----------    ----------
                                        $  841,403    $1,128,725
                                        ----------    ----------

NET INCOME                              $  743,792    $  165,795
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $  144,023    $   79,025
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  599,769    $   86,770
                                        ==========    ==========
NET INCOME per unit                     $    41.88    $     6.06
                                        ==========    ==========
UNITS OUTSTANDING                           14,321        14,321
                                        ==========    ==========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                           1996          1995
                                        ----------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $743,792      $165,795
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            238,350       464,692
   Gain on sale of oil and gas
     properties                          ( 137,246)    (   2,360)
   Increase in accounts receivable -
     General Partner                     (  60,162)          -
   Decrease in accounts receivable          21,550        63,329
   Increase in deferred charge                 -       (  25,942)
   Decrease in accounts payable          (  24,833)    (  25,648)
   Increase in accrued liability               -           3,399
                                          --------      --------
  Net cash provided by operating
   activities                             $781,451      $643,265

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($ 14,957)    ($ 29,694)
  Proceeds from sale of oil and
   gas properties                          189,749        11,360
                                          --------      --------
  Net cash provided (used) by
   investing activities                   $174,792     ($ 18,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($840,443)    ($693,000)
                                          --------      --------
  Net cash used by financing
   activities                            ($840,443)    ($693,000)
                                          --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $115,800     ($ 68,069)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      272,653       305,618
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $388,453      $237,549
                                          ========      ========

            The accompanying notes are an integral part of
                 these combined financial statements.

             GEODYNE ENERGY INCOME I LIMITED PARTNERSHIPS
         CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The combined balance sheets as of September 30, 1996, combined statements of operations for the three and nine months ended September 30, 1996 and 1995 and combined statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by Geodyne Resources, Inc., the general partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 1996, the combined results of operations for the three and nine months ended September 30, 1996 and 1995 and the combined cash flows for the nine months ended September 30, 1996 and 1995.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 1996 the following payments were made to the General Partner or its affiliates by the Partnerships:

                          Direct General       Administrative
        Partnership      and Administrative       Overhead
        -----------      ------------------    --------------
           I-B                 $2,809             $ 11,313
           I-C                  2,165               23,505
           I-D                  1,825               19,986
           I-E                  9,985              116,220
           I-F                  4,174               39,780

     During the nine months ended September 30, 1996 the following payments were made to the General Partner or its affiliates by the Partnerships:

                          Direct General       Administrative
        Partnership      and Administrative       Overhead
        -----------      ------------------    --------------
           I-B                $14,457             $ 33,939
           I-C                 10,903               70,515
           I-D                  9,840               59,958
           I-E                 50,720              348,660
           I-F                 18,895              119,340

     An affiliated company is the operator of certain of the Partnerships' properties and its policy is to bill the Partnerships for all customary charges and cost reimbursements associated with its activities, together with any compressor rental, consulting, or other services provided.

     During 1995, the Partnerships sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Partnerships until December 6, 1995. The following is a summary of these sales during the three and nine months ended September 30, 1995 and the amount of the Partnerships' accrued gas sales due from Premier at December 31, 1995.

               Gas Sales        Gas Sales       Accrued Gas Sales
          ------------------ ------------------ -----------------
            3 Months Ended     9 Months Ended         As of
          September 30, 1995 September 30, 1995 December 31, 1995
          ------------------ ------------------ -----------------

I-B            $  9,543         $   35,613          $  5,872
I-C                 -                3,654               -
I-D              85,917            261,003            65,811
I-E             496,527          1,531,255           373,412
I-F             116,247            357,900            78,769

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

     Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. Over the last several years, the domestic energy industry and the Partnerships have contended with volatile, but generally low, oil and gas prices. Over the last few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 1996 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     During the nine months ended September 30, 1996, the I-E and I-F Partnerships sold their interests in several oil and gas properties located in Oklahoma, Texas, Louisiana, and Arkansas. Proceeds from such sales totalled $348,935 for the I-E Partnership and $189,749 for the I-F Partnership. Such proceeds will be included in the determination of the amount of the cash distributions to be paid to the Limited Partners of such Partnerships during November 1996.

RESULTS OF OPERATIONS
---------------------

     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables within "Results of Operations". Generally, the Partnerships' operations during the three and nine months ended September 30, 1996 reflect an increase in total oil and gas sales compared to the same periods in 1995. Management believes this increase generally resulted from increases in the average oil and natural gas sales prices received by the Partnerships. Refer to "Liquidity and Capital Resources" above for a discussion of factors impacting prices and production volumes.

     I-B PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                        -------          -------
      Oil and gas sales                 $83,427          $72,499
      Oil and gas production expenses   $34,592          $33,967
      Barrels produced                      529              905
      Mcf produced                       34,787           41,638
      Average price/Bbl                 $ 23.68          $ 16.27
      Average price/Mcf                 $  2.04          $  1.39

     As shown in the table above, total oil and gas sales increased $10,928 (15.1%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $33,771 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $22,880 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 376 barrels and 6,851 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from (i) the shutting-in of one well during the three months ended September 30, 1996 in order to increase the well's production capabilities and (ii) the normal decline in production from diminished oil reserves on another well during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from the shutting-in of several wells during the three months ended September 30, 1996 in order to increase production capabilities. Average oil and natural gas prices increased to $23.68 per barrel and $2.04 per Mcf, respectively, for the three months ended September 30,

     1996 from $16.27 per barrel and $1.39 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 41.5% for the three months ended September 30, 1996 from 46.9% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $40,985 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995 and the decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, this expense decreased to 24.1% for the three months ended September 30, 1996 from 84.3% for the three months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $1,527 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from an increase in both professional fees and printing and postage expenses during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 16.9% for the three months ended September 30, 1996 as compared to 17.4% for the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                         1996             1995
                                       --------         --------
      Oil and gas sales                $223,828         $253,424
      Oil and gas production expenses  $128,130         $121,676
      Barrels produced                    1,842            3,991
      Mcf produced                       92,509          123,968
      Average price/Bbl                $  20.42         $  16.78
      Average price/Mcf                $   2.01         $   1.50

     As shown in the table above, total oil and gas sales decreased $29,596 (11.7%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this decrease, $107,116 was related to the decreases in the volumes of oil and natural gas sold, partially offset by a $77,751 increase related to the increases in the average prices of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 2,149 barrels and 31,459 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from (i) the shutting-in of one well during the nine months ended September 30, 1996 in order to increase the well's production capabilities and (ii) the normal declines in production from diminished oil reserves on two wells during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) a positive prior period volume adjustment made by a purchaser on one well during the nine months ended September 30, 1995, (ii) the shutting-in of several wells during the nine months ended September 30, 1996 in order to increase production capabilities, and (iii) the normal declines in production from diminished natural gas reserves on another well during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $20.42 per barrel and $2.01 per Mcf, respectively, for the nine months ended September 30, 1996 from $16.78 per barrel and $1.50 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $6,454 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This increase resulted primarily from workover expenses incurred on two wells during the nine months ended September 30, 1996 in order to improve the recovery of reserves, partially offset by (i) abandonment expenses incurred on two wells during the nine months ended September 30, 1995, and
     (ii) workover expenses incurred on another well during the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses increased to 57.2% for the nine months ended September 30, 1996 from 48.0% for the nine months ended September 30, 1995. This percentage increase was primarily due to the increase in production expenses discussed above during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $137,152 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995 and the decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, this expense decreased to 24.5% for the nine months ended September 30, 1996 from 75.8% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses increased $7,904 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This increase resulted primarily from an increase in both professional fees and printing and postage expenses during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses increased to 21.6% for the nine months ended September 30, 1996 from 16.0% for the nine months ended September 30, 1995. This percentage increase was primarily a result of the dollar increase in general and administrative expenses discussed above and the decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     The Limited Partners have received cash distributions through September 30, 1996 totaling $6,419,527 or 53.69% of Limited Partners' capital contributions.

     I-C PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $262,585        $222,357
      Oil and gas production expenses   $ 87,432        $ 71,285
      Barrels produced                     6,267           7,319
      Mcf produced                        45,761          51,842
      Average price/Bbl                 $  21.00        $  16.26
      Average price/Mcf                 $   2.86        $   1.99

     As shown in the table above, total oil and gas sales increased $40,228 (18.1%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $79,795 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $39,484 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 1,052 barrels and 6,081 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Average oil and natural gas prices increased to $21.00 per barrel and $2.86 per Mcf, respectively, for the three months ended September 30, 1996 from $16.26 per barrel and $1.99 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $16,147 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from
     (i) workover expenses incurred on one well during the three months ended September 30, 1996 in order to improve the recovery of reserves and (ii) higher general repair and maintenance expenses incurred on two wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 33.3% for the three months ended September 30, 1996 as compared to 32.1% for the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $25,985 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from an upward revision in previous oil reserve estimates at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 11.4% for the three months ended September 30, 1996 from 25.1% for the three months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the upward reserve revision and the impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $940 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from an increase in both professional fees and printing and postage expenses during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 9.8% for the three months ended September 30, 1996 from 11.1% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $880,589        $615,805
      Oil and gas production expenses   $219,348        $210,883
      Barrels produced                    21,301          20,506
      Mcf produced                       173,007         155,983
      Average price/Bbl                 $  19.25        $  16.85
      Average price/Mcf                 $   2.72        $   1.73

     As shown in the table above, total oil and gas sales increased $264,784 (43.0%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $203,637 was related to the increases in the average prices of oil and natural gas sold and $46,305 was related to the increase in the volumes of natural gas sold. Volumes of oil and natural gas sold increased by 795 barrels and 17,024 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $19.25 per barrel and $2.72 per Mcf, respectively, for the nine months ended September 30, 1996 from $16.85 per barrel and $1.73 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $8,465 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This increase resulted primarily from
     (i) an increase in production taxes associated with the increase in oil and gas sales during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995,
     (ii) workover expenses incurred on one well during the nine months ended September 30, 1996 in order to improve the recovery of reserves, and (iii) higher general repair and maintenance expenses incurred on another well during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, partially offset by workover expenses incurred on one well during the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 24.9% for the nine months ended September 30, 1996 from 34.2% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $54,969 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from an upward revision in previous oil reserve estimates at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 12.2% for the nine months ended September 30, 1996 from 26.4% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the upward reserve revision and the impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses increased $4,123 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This increase resulted primarily from an increase in both professional fees and printing and postage expenses during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 9.2% for the nine months ended September 30, 1996 from 12.6% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increase in oil and gas sales during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     The Limited Partners have received cash distributions through September 30, 1996 totaling $7,187,300 or 80.89% of Limited Partners' capital contributions.

     I-D PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $432,931        $345,921
      Oil and gas production expenses   $ 68,242        $ 74,719
      Barrels produced                     5,475           5,574
      Mcf produced                       146,871         169,259
      Average price/Bbl                 $  21.17        $  15.02
      Average price/Mcf                 $   2.16        $   1.55

     As shown in the table above, total oil and gas sales increased $87,010 (25.2%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $137,528 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $48,358 decrease related to the decrease in the volumes of natural gas sold. Volumes of oil and natural gas sold decreased by 99 barrels and 22,388 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Average oil and natural gas prices increased to $21.17 per barrel and $2.16 per Mcf, respectively, for the three months ended September 30, 1996 from $15.02 per barrel and $1.55 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) decreased $6,477 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from
     (i) the decrease in lease operating expenses due to the sale of one well during 1996, (ii) workover expenses incurred on two wells during the three months ended September 30, 1995 in order to improve the recovery of reserves, and (iii) the decrease in general operating expenses due to the shutting-in of one well during the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 15.8% for the three months ended September 30, 1996 from 21.6% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $32,188 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from upward revisions of previous oil and natural gas reserve estimates at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 11.5% for the three months ended September 30, 1996 from 23.7% for the three months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the upward reserve revisions and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $527 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from an increase in both professional fees and printing and postage expenses for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 5.0% for the three months ended September 30, 1996 from 6.2% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                         1996             1995
                                      ----------        --------
      Oil and gas sales               $1,314,069        $882,567
      Oil and gas production expenses $  200,388        $193,375
      Barrels produced                    17,586          15,478
      Mcf produced                       431,052         422,926
      Average price/Bbl               $    19.50        $  16.33
      Average price/Mcf               $     2.25        $   1.49

     As shown in the table above, total oil and gas sales increased $431,502 (48.9%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $370,489 was related to the increases in the average prices of oil and natural gas sold and $41,106 was related to the increase in the volumes of oil sold. Volumes of oil and natural gas sold increased by 2,108 barrels and 8,126 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $19.50 per barrel and $2.25 per Mcf, respectively, for the nine months ended September 30, 1996 from $16.33 per barrel and $1.49 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $7,013 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This increase resulted primarily from an increase in production taxes associated with the increase in oil and gas sales during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, partially offset by a decrease in lease operating expenses due to the sale of one well during the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 15.2% for the nine months ended September 30, 1996 from 21.9% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $55,289 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from upward revisions of previous oil and natural gas reserve estimates at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 11.3% for the nine months ended September 30, 1996 from 23.1% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the upward reserve revisions and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 5.3% for the nine months ended September 30, 1996 from 7.8% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increase in oil and gas sales during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     The Limited Partners have received cash distributions through September 30, 1996 totaling $11,504,175 or 159.90% of Limited Partners' capital contributions.

     I-E PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                       ----------      ----------
      Oil and gas sales                $1,477,515      $1,219,446
      Oil and gas production expenses  $  336,188      $  453,719
      Barrels produced                     18,926          21,803
      Mcf produced                        596,752         661,781
      Average price/Bbl                $    21.16      $    15.04
      Average price/Mcf                $     1.80      $     1.35

     As shown in the table above, total oil and gas sales increased $258,069 (21.2%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $431,235 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $177,929 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 2,877 barrels and 65,029 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Average oil and natural gas prices increased to $21.16 per barrel and $1.80 per Mcf, respectively, for the three months ended September 30, 1996 from $15.04 per barrel and $1.35 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $117,531 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from
     (i) the decrease in lease operating expenses due to the sale of one well during 1996, (ii) workover expenses incurred on several wells during the three months ended September 30, 1995 in order to improve the recovery of reserves, and (iii) abandonment expenses incurred on one well during the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 22.8% for the three months ended September 30, 1996 from 37.2% for the three months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $232,978 for the three months ended
     September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from upward revisions of previous oil and natural gas reserve estimates at December 31, 1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 18.6% for the three months ended September 30, 1996 from 41.6% for the three months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the upward reserve revisions and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $3,016 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from an increase in both professional fees and printing and postage expenses during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.5% for the three months ended September 30, 1996 as compared to 10.1% for the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $4,224,740       $3,454,191
      Oil and gas production expenses $1,089,830       $1,269,948
      Barrels produced                    56,499           66,117
      Mcf produced                     1,651,315        1,797,135
      Average price/Bbl               $    19.40       $    16.12
      Average price/Mcf               $     1.89       $     1.33

     As shown in the table above, total oil and gas sales increased $770,549 (22.3%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $1,223,260 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $462,189 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 9,618 barrels and 145,820 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from (i) the sale of one significant oil producing well during the nine months ended September 30, 1996, (ii) the shutting-in of one well during the nine months ended September 30, 1996 due to mechanical difficulties, and
     (iii) the normal declines in production due to diminished reserves on two wells during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $19.40 per barrel and $1.89 per Mcf, respectively, for the nine months ended September 30, 1996 from $16.12 per barrel and $1.33 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $180,118 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from
     (i) the decrease in lease operating expenses due to the sale of one well during the nine months ended September 30, 1996, (ii) workover expenses incurred on several wells during the nine months ended September 30, 1995 in order to improve the recovery of reserves, and (iii) the decrease in lease operating expenses due to the shutting-in of two wells during the nine months ended September 30, 1996 in order to improve the recovery of reserves. As a percentage of oil and gas sales, this expense decreased to 25.8% for the nine months ended September 30, 1996 from 36.8% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the decrease in production expenses discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $583,282 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from upward revisions of previous oil and natural gas reserve estimates at December 31,

     1995 and a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 18.2% for the nine months ended September 30, 1996 from 39.2% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the upward reserve revisions and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 9.5% for the nine months ended September 30, 1996 from 11.4% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     The Limited Partners have received cash distributions through September 30, 1996 totaling $45,265,552 or 108.19% of Limited Partners' capital contributions.

     I-F PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                        --------        --------
      Oil and gas sales                 $519,278        $455,507
      Oil and gas production expenses   $137,675        $180,864
      Barrels produced                     9,156          10,720
      Mcf produced                       173,233         209,864
      Average price/Bbl                 $  21.38        $  15.21
      Average price/Mcf                 $   1.87        $   1.39

     As shown in the table above, total oil and gas sales increased $63,771 (14.0%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $166,877 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $101,938 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 1,564 barrels and 36,631 Mcf, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from (i) the sale of one significant oil producing well during 1996, (ii) the shutting-in of one well during the three months ended September 30, 1996 due to mechanical difficulties, and (iii) the normal decline in production due to diminished oil reserves on another well during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of natural gas sold resulted primarily from (i) positive prior period volume adjustments made by the purchaser on three wells during the three months ended September 30, 1995, (ii) the sale of one well during 1996, and (iii) the normal declines in production from diminished natural gas reserves on two wells during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Average oil and natural gas prices increased to $21.38 per barrel and $1.87 per Mcf, respectively, for the three months ended September 30, 1996 from $15.21 per barrel and $1.39 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $43,189 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from
     (i) workover expenses incurred on several wells during the three months ended September 30, 1995 in order to improve the recovery of reserves, (ii) a decrease in lease operating expenses due to the sale of three wells during 1996, and (iii) abandonment expenses incurred on one well during the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 26.5% for the three months ended September 30, 1996 from 39.7% for the three months ended September 30, 1995. This percentage decrease was primarily due to the decrease in operating expenses discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $98,933 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from (i) the decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, (ii) upward revisions of previous oil and natural gas reserve estimates at December 31, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 14.6% for the three months ended September 30, 1996 from 38.3% for the three months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the upward reserve revisions and the impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $1,676 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase resulted primarily from an increase in legal and other professional fees and printing and postage expenses during the three months ended
     September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.5% for the three months ended September 30, 1996 as compared to 9.3% for the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                         1996             1995
                                      ----------       ----------
      Oil and gas sales               $1,439,794       $1,285,238
      Oil and gas production expenses $  464,818       $  528,563
      Barrels produced                    27,823           32,914
      Mcf produced                       457,558          532,396
      Average price/Bbl               $    19.41       $    16.17
      Average price/Mcf               $     1.97       $     1.41

     As shown in the table above, total oil and gas sales increased $154,556 (12.0%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $404,783 was related to the increases in the average prices of oil and natural gas sold, partially offset by a $246,247 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 5,091 barrels and 74,838 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of oil sold resulted primarily from (i) the sale of one significant oil producing well during the nine months ended September 30, 1996, (ii) the shutting-in of one well during the nine months ended September 30, 1996 due to mechanical difficulties, and
     (iii) the normal declines in production from diminished oil reserves on three wells during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $19.41 per barrel and $1.97 per Mcf, respectively, for the nine months ended September 30, 1996 from $16.17 per barrel and $1.41 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $63,745 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from
     (i) workover expenses incurred on several wells during the nine months ended September 30, 1995 in order to improve the recovery of reserves, (ii) the decrease in lease operating expenses due to the sale of one well during the nine months ended September 30, 1996, and (iii) the decrease in lease operating expenses due to the shutting-in of another well during the nine months ended September 30, 1996 in order to improve production capabilities. As a percentage of oil and gas sales, these expenses decreased to 32.3% for the nine months ended September 30, 1996 from 41.1% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the decrease in production expenses discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $226,342 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease resulted primarily from (i) the decreases in the volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September

     30, 1995, (ii) upward revisions of previous oil and natural gas reserve estimates at December 31, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 16.6% for the nine months ended September 30, 1996 from 36.2% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization related to the upward reserve revisions and impairment provision discussed above and the increases in the average prices of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses increased $2,765 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This increase resulted primarily from an increase in legal and other professional fees and printing and postage expenses during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.6% for the nine months ended September 30, 1996 as compared to 10.5% for the nine months ended September 30, 1995.

     The Limited Partners have received cash distributions through September 30, 1996 totaling $15,275,664 or 106.67% of Limited Partners' capital contributions.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the I-B Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the I-C Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the I-D Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the I-E Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the I-F Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

               All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K:

          Current Reports on Form 8-K filed during third quarter of 1996:

          Date of event:           July 1, 1996
          Date filed with SEC:     July 8, 1996
          Item Included:
               Item 5 - Other Events

          Date of event:           July 17, 1996
          Date filed with SEC:     July 31, 1996
          Item Included:
               Item 5 - Other Events

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

                              (Registrant)


                         By: GEODYNE RESOURCES, INC.

                              General Partner



Date:  November 8, 1996  By:        /s/Dennis R. Neill
                            --------------------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   President



Date:  November 8, 1996  By:        /s/Patrick M. Hall
                            --------------------------------------
                                   (Signature)
                                   Patrick M. Hall
                                   Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-B's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-C's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-D's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-E's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-F's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.