Form 10-K405
period 1996-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 1997-03-27
CIK 780200, 791067, 799178, 806613, 811031

                             FORM 10-K405
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996

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

                                            I-B 73-1231998
                                            I-C 73-1252536
                                            I-D 73-1265223
                                            I-E 73-1270110
            Oklahoma                        I-F 73-1292669
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405.

           X   Disclosure is not contained herein.
         -----
               Disclosure is contained herein.
         -----

     The Registrants are limited partnerships and there is no public market for trading in the partnership interests.

               DOCUMENTS INCORPORATED BY REFERENCE: None

                             FORM 10-K405
                           TABLE OF CONTENTS



PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . .    1
     ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . .    7
     ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . .   18
     ITEM 4.   SUBMISSION   OF  MATTERS  TO  A  VOTE  OF  LIMITED
               PARTNERS . . . . . . . . . . . . . . . . . . . . .   21

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22
     ITEM 5.   MARKET  FOR  UNITS  AND  RELATED  LIMITED  PARTNER
               MATTERS  . . . . . . . . . . . . . . . . . . . . .   22
     ITEM 6.   SELECTED FINANCIAL DATA  . . . . . . . . . . . . .   25
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . .   30
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . .   54
     ITEM 9.   CHANGES IN  AND DISAGREEMENTS WITH  ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . .   54

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   54
     ITEM 10.  DIRECTORS  AND EXECUTIVE  OFFICERS OF  THE GENERAL
               PARTNER  . . . . . . . . . . . . . . . . . . . . .   54
     ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . .   55
     ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL OWNERS
               AND MANAGEMENT . . . . . . . . . . . . . . . . . .   63
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . .   64

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   67
     ITEM 14.  EXHIBITS,   FINANCIAL  STATEMENT   SCHEDULES,  AND
               REPORTS ON FORM 8-K  . . . . . . . . . . . . . . .   67
     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .   71

                                PART I


ITEM 1.   BUSINESS

     General

     The Geodyne Energy Income Limited Partnership I-B (the "I-B Partnership"), Geodyne Energy Income Limited Partnership I-C (the "I-C Partnership"), Geodyne Energy Income Limited Partnership I-D (the "I-D Partnership"), Geodyne Energy Income Limited Partnership I-E (the "I-E Partnership"), and Geodyne Energy Income Limited Partnership I-F (the "I-F Partnership") (collectively, the "Partnerships") are limited partnerships formed under the Oklahoma Revised Uniform Limited Partnership Act. Each Partnership is composed of public investors as limited partners (the "Limited Partners") and Geodyne Resources, Inc. ("Geodyne"), a Delaware corporation, as the general partner. The Partnerships commenced operations on the dates set forth below:

                                       Date of
                  Partnership        Activation
                  -----------    ------------------

                      I-B        July 12, 1985
                      I-C        December 20, 1985
                      I-D        March 4, 1986
                      I-E        September 10, 1986
                      I-F        December 16, 1986

     Immediately following activation, each Partnership invested as a general partner in a separate Oklahoma general partnership which actually conducts the Partnerships' production operations. Geodyne serves as managing partner of such general partnerships. Unless the context indicates otherwise, all references to any single Partnership or all of the Partnerships in this Annual Report on Form 10-K ("Annual Report") are references to the Partnership and its related general partnership, collectively. In addition, unless the context indicates otherwise, all references to the "General Partner" in this Annual Report are references to Geodyne as the general partner of the Partnerships, and as the managing partner of the related general partnerships.

     The General Partner currently serves as general partner of 29 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively, the "Samson Companies"), are engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1996, the Samson Companies owned interests in approximately 16,000 oil and gas wells located in 19 states of the United States and Canada, Venezuela, and Russia.
At December 31, 1996, the Samson Companies operated approximately 2,600 oil and gas wells located in 15 states of the United States and Canada, Venezuela, and Russia.

     The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.


     As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and the other Samson Companies. As of March 15, 1997, the Samson Companies employed approximately 780 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

     The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (800) 283-1791.

     Funding

     Although the partnership agreement (the "Partnership Agreement") for each Partnership permits each Partnership to incur borrowings, operations and expenses are currently funded out of each Partnership's revenues from oil and gas sales. The General Partner may, but is not required to, advance funds to a Partnership for the same purposes for which Partnership borrowings are authorized.

     Principal Products Produced and Services Rendered

     The Partnerships' sole business is the production of, and related incidental development of, oil and gas. The Partnerships do not refine or otherwise process crude oil and condensate. The Partnerships do not hold any patents, trademarks, licenses, or concessions and are not a party to any government contracts. The Partnerships have no backlog of orders and do not participate in research and development activities. The Partnerships are not presently encountering shortages of oilfield tubular goods, compressors, production material, or other equipment.

     Competition and Marketing

     The domestic oil and gas industry is highly competitive, with a large number of companies and individuals engaged in the exploration and development of oil and gas properties. The ability of the Partnerships to produce and market oil and gas profitably depends on a number of factors that are beyond the control of the Partnerships. These factors include worldwide political instability (especially in oil-producing regions), United Nations export embargoes, the supply and price of foreign imports of oil and gas, the level of consumer product demand (which can be heavily influenced by weather patterns), government regulations and taxes, the price and availability of alternative fuels, the overall economic environment, and the availability and capacity of transportation and processing facilities. The effect of these factors on future oil and gas industry trends cannot be accurately predicted or anticipated.

     The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been relatively volatile for a number of years. For the past ten years, such prices have generally been in the $1.40 to $2.00 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and January 1997, however, were somewhat higher than those yearly averages. It is not known whether this was a short-term trend or an indicator of potentially higher average gas prices on a longer-term basis.

     Substantially all of the Partnerships' gas reserves are being sold in the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.00 per Mcf at December 31, 1995 to approximately $3.57 per Mcf at December 31, 1996. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

     Due to global consumption and supply trends over the last several months, oil prices have recently been higher than the yearly average prices of the late to mid-1980s and early 1990s. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $18.50 per barrel at December 31, 1995 to approximately $23.75 per barrel at December 31, 1996.

     Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1996.
Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Partnerships for at least the following year. In particular, it should be noted that December 31, 1996 prices were much higher than year-end prices for the last several years and substantially higher than the average prices received in each of the last several years. It is not possible to predict whether the December 1996 pricing level is indicative of a new trend toward higher energy prices or a short-term deviation from the recent history of low to moderate prices; therefore, management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

     Significant Customers

     The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 1996:

  Partnership  Customer                         Percentage
  -----------  --------                         ----------

     I-B       Parker & Parsley Development
                 Company                           22.7%
               Byrd Operating Company              11.6%
               El Paso Energy Marketing
                 Company ("El Paso")               10.0%

     I-C       Hallwood Petroleum ("Hallwood")     42.8%
               Conoco, Inc. ("Conoco")             25.2%
               Koch Oil Company                    18.3%

     I-D       Hallwood                            31.8%
               El Paso                             27.9%
               Conoco                              23.1%

     I-E       El Paso                             49.4%

     I-F       El Paso                             31.9%

     In the event of interruption of purchases by one or more of the Partnerships' significant customers or the cessation or material change in availability of open access transportation by the Partnerships' pipeline transporters, the Partnerships may encounter difficulty in marketing their gas and in maintaining historic sales levels. Management does not expect any of its open access transporters to seek authorization to terminate their transportation services. Even if the services were terminated, management believes that alternatives would be available whereby the Partnerships would be able to continue to market their gas.

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

     Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made by the Partnerships at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations, including, but not limited to, the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA"), and regulations promulgated by the Federal Energy Regulatory Commission (the "FERC") under the NGA, the
NGPA, and other statutes. The provisions of the NGA and the NGPA, as well as the regulations thereunder, are complex and affect all who produce, resell, transport, or purchase gas, including the Partner-ships. Although virtually all of the Partnerships' gas production is not subject to price regulation, the NGA, NGPA, and FERC regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Partnerships' operations and projections of future oil and gas production and revenues.

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

ITEM 2.   PROPERTIES

     Well Statistics

     The following table sets forth the number of productive wells of the Partnerships as of December 31, 1996.


                          Well Statistics(1)
                        As of December 31, 1996


P/ship   Number of Gross Wells(2)       Number of Net Wells(3)
------   -------------------------    ---------------------------
         Total  Oil   Gas   N/A(4)    Total   Oil    Gas   N/A(4)
         ----- ----- -----  ------    -----  -----  -----  ------

I-B        96     3    82     11       4.05    .32   3.34    .39
I-C       107    18    77     12       7.78   6.37   1.12    .29
I-D       550     7   534      9       4.30    .16   4.00    .14
I-E       819   208   595     16      33.66  10.31  22.18   1.17
I-F       805   208   585     12      15.53   4.70  10.16    .67

----------

(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used in this Annual Report, "gross well" refers to a well in which a working interest is owned, accordingly, the number of gross wells is the total number of wells in which a working interest is owned.
(3) As used in this Annual Report, "net well" refers to the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. For example, a 15% leasehold interest in a well represents one gross well, but 0.15 net well.
(4)  Wells which have not been designated as oil or gas.


     Drilling Activities

     The Partnerships did not participate in any drilling activities during the year ended December 31, 1996.

     Oil and Gas Production, Revenue, and Price History

     The following tables set forth certain historical information concerning the oil (including condensates) and gas production, net of all royalties, overriding royalties, and other third party interests, of the Partnerships, revenues attributable to such production, and certain price and cost information. As used in the following tables, direct operating expenses include lease operating expenses and production taxes. In addition, gas production is converted to oil equivalents at the rate of six Mcf per barrel, representing the estimated relative energy content of gas and oil, which rate is not necessarily indicative of the relationship of oil and gas prices. The respective prices of oil and gas are affected by market and other factors in addition to relative energy content.

                          Net Production Data

                            I-B Partnership
                            ---------------

                                        Year Ended December 31,
                                     ----------------------------
                                       1996      1995      1994
                                     --------  --------  --------
Production:
  Oil (Bbls)                            2,297     4,628     9,132
  Gas (Mcf)                           150,543   150,238   172,201

Oil and gas sales:
  Oil                                $ 48,565  $ 77,717  $137,768
  Gas                                 315,487   176,333   315,253
                                      -------   -------   -------
    Total                            $364,052  $254,050  $453,021
                                      =======   =======   =======
Total direct operating
  expenses                           $131,335  $161,109  $146,403
                                      =======   =======   =======
Direct operating expenses
  as a percentage of oil
  and gas sales                         36.1%     63.4%     32.3%

Average sales price:
  Per barrel of oil                    $21.14    $16.79    $15.09
  Per Mcf of gas                         2.10      1.17      1.83

Direct operating expenses
  per equivalent Bbl of
  oil                                  $ 4.80    $ 5.43    $ 3.87

                          Net Production Data

                            I-C Partnership
                            ---------------

                                     Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------   --------   ----------
Production:
  Oil (Bbls)                       27,537     27,843       32,302
  Gas (Mcf)                       226,820    207,207      250,469

Oil and gas sales:
  Oil                          $  554,281   $464,952   $  506,801
  Gas                             626,815    343,483      535,829
                                ---------    -------    ---------
    Total                      $1,181,096   $808,435   $1,042,630
                                =========    =======    =========
Total direct operating
  expenses                     $  241,698   $275,197   $  333,243
                                =========    =======    =========

Direct operating expenses
  as a percentage of oil
  and gas sales                    20.5%       34.0%        32.0%

Average sales price:
  Per barrel of oil               $20.13      $16.70       $15.69
  Per Mcf of gas                    2.76        1.66         2.14

Direct operating expenses
  per equivalent Bbl of
  oil                             $ 3.70      $ 4.41       $ 4.50

                          Net Production Data

                            I-D Partnership
                            ---------------

                                     Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------
Production:
  Oil (Bbls)                       21,291      22,427      26,369
  Gas (Mcf)                       577,657     577,969     701,737

Oil and gas sales:
  Oil                          $  429,150  $  368,704  $  407,008
  Gas                           1,383,418     868,715   1,331,307
                                ---------   ---------   ---------
    Total                      $1,812,568  $1,237,419  $1,738,315
                                =========   =========   =========
Total direct operating
  expenses                     $  290,848  $  236,591  $  349,023
                                =========   =========   =========

Direct operating expenses
  as a percentage of oil
  and gas sales                     16.0%       19.1%       20.1%

Average sales price:
  Per barrel of oil                $20.16      $16.44      $15.44
  Per Mcf of gas                     2.39        1.50        1.90

Direct operating expenses
  per equivalent Bbl of
  oil                              $ 2.47      $ 1.99      $ 2.44

                          Net Production Data

                            I-E Partnership
                            ---------------

                                     Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------
Production:
  Oil (Bbls)                       70,998      89,117     109,508
  Gas (Mcf)                     2,206,082   2,412,342   2,808,160

Oil and gas sales:
  Oil                          $1,407,716  $1,490,590  $1,657,672
  Gas                           4,598,715   3,287,291   4,797,586
                                ---------   ---------   ---------
    Total                      $6,006,431  $4,777,881  $6,455,258
                                =========   =========   =========
Total direct operating
  expenses                     $1,706,319  $1,481,529  $2,072,679
                                =========   =========   =========

Direct operating expenses
  as a percentage of oil
  and gas sales                     28.4%       31.0%       32.1%

Average sales price:
  Per barrel of oil                $19.83      $16.73      $15.14
  Per Mcf of gas                     2.08        1.36        1.71

Direct operating expenses
  per equivalent Bbl of
  oil                              $ 3.89      $ 3.02      $ 3.59

                          Net Production Data

                            I-F Partnership
                            ---------------

                                     Year Ended December 31,
                               ----------------------------------
                                  1996        1995        1994
                               ----------  ----------  ----------
Production:
  Oil (Bbls)                       35,577      45,101      54,874
  Gas (Mcf)                       652,692     711,486     910,692

Oil and gas sales:
  Oil                          $  704,023  $  749,300  $  834,006
  Gas                           1,417,313   1,013,669   1,568,047
                                ---------   ---------   ---------
    Total                      $2,121,336  $1,762,969  $2,402,053
                                =========   =========   =========
Total direct operating
  expenses                     $  758,392  $  695,041  $  772,812
                                =========   =========   =========

Direct operating expenses
  as a percentage of oil
  and gas sales                     35.8%       39.4%       32.2%

Average sales price:
  Per barrel of oil                $19.79      $16.61      $15.20
  Per Mcf of gas                     2.17        1.42        1.72

Direct operating expenses
  per equivalent Bbl of
  oil                              $ 5.25      $ 4.25      $ 3.74


     Proved Reserves and Net Present Value

     The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1996. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the
"SEC"). Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

     Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 1996. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1996. Furthermore, gas prices at December 31, 1996 were much higher than the price used for determining the Partnerships' net present value of proved reserves for the year ended December 31, 1995 and substantially higher than the average prices received by the Partnerships in each of the last several years. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 1996 will actually be realized for such production.

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

                          Proved Reserves and
                           Net Present Values
                         From Proved Reserves
                      As of December 31, 1996(1)

I-B Partnership:
---------------
  Estimated proved reserves:
    Gas (Mcf)                                             909,845
    Oil and liquids (Bbls)                                 12,903

  Net present value (discounted at 10% per annum)     $ 1,959,674

I-C Partnership:
---------------
  Estimated proved reserves:
    Gas (Mcf)                                             802,910
    Oil and liquids (Bbls)                                121,233

  Net present value (discounted at 10% per annum)     $ 2,500,225

I-D Partnership:
---------------
  Estimated proved reserves:
    Gas (Mcf)                                           2,297,923
    Oil and liquids (Bbls)                                 55,577

  Net present value (discounted at 10% per annum)     $ 5,541,043

I-E Partnership:
---------------
  Estimated proved reserves:
    Gas (Mcf)                                          11,752,987
    Oil and liquids (Bbls)                                520,835

  Net present value (discounted at 10% per annum)     $27,183,228

I-F Partnership:
---------------
  Estimated proved reserves:
    Gas (Mcf)                                           3,556,285
    Oil and liquids (Bbls)                                269,162

  Net present value (discounted at 10% per annum)     $ 9,080,407
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


     Significant Properties

     The   following  table  sets  forth  the   basins  in  which  the
Partnerships own a significant amount of properties. The table contains the following information for each significant basin: (i) the number of gross and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number and percentage of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

     The Anadarko Basin is located in western Oklahoma and the Texas Panhandle, while the Gulf Coast Basin is located in southern Louisiana and southeast Texas. The Mid-Gulf Coast Basin is located in southern Alabama and Mississippi, while the Permian Basin straddles west Texas and southeast New Mexico. The Williston Basin is located in North Dakota, South Dakota, and eastern Montana.

                                          Significant Properties
                                          ----------------------

                                                           Wells
                                                        Operated by
                                                         Affiliates      Oil         Gas
                     Gross     Net    Other    Total    ------------   Reserves    Reserves     Present
     Basin           Wells    Wells   Wells(1) Wells    Number   %      (Bbl)       (Mcf)        Value
------------------   ------  -------  ------   ------   ------  ----   --------   ----------   ----------
I-B Partnership:
  Mid-Gulf Coast       13      .41       -       13        -      -%     4,708      419,425       951,235
  Gulf Coast           14     1.01       7       21        1      5%     6,128      153,575       418,741
  Permian              68     2.61       1       69        2      3%     1,825      331,189       573,972

I-C Partnership:
  Gulf Coast           11      .28       5       16        -      -%    17,010      211,596     1,019,969
  Anadarko              8     4.59       1        9        7     78%    37,236      432,522       858,563
  Williston             2     1.50       -        2        2    100%    62,485        7,393       311,203

I-D Partnership:
  Anadarko            100     2.60      59      159       21     13%    12,284    1,105,646     2,320,767
  Permian             408      .66       6      414        -      -%    20,388      688,792     1,517,722
  Gulf Coast            3      .16       -        3        -      -%    18,069      247,129     1,135,795

I-E Partnership:
  Anadarko            147    14.40      58      205       26     13%    77,014    5,139,992    10,969,610
  Gulf Coast          187     8.80       -      187        -      -%   152,646    1,036,217     3,034,853
  Permian             423     4.73       3      426        9      2%   155,768    4,143,883     9,385,930

I-F Partnership:
  Anadarko            147     6.70      58      205       26     13%    38,567    2,271,421     4,885,711
  Gulf Coast          187     3.48       -      187        -      -%    54,073      400,306     1,163,713
  Permian             409     2.25       -      409        9      2%    87,238      152,165       958,637

---------------------
(1)  Wells in which only a non-working interest is owned.


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


ITEM 3.   LEGAL PROCEEDINGS

     On November 23 and 25, 1994, Geodyne, PaineWebber Incorporated ("PaineWebber"), and certain other parties were named as defendants in two related lawsuits alleging misrepresentations made to induce investments in the Partnerships' units of limited partnership interest ("Units") and asserting causes of action for common law fraud and deceit and unjust enrichment (Romine v. PaineWebber, Inc., et al, Case No. 94-CIV-8558, U. S. District Court, Southern District of New York and Romine v. PaineWebber, Inc., et al, Case No. 94-132844, Supreme Court of the State of New York, County of New York). The federal court case was later consolidated with other similar actions (to which Geodyne is not a party) under the title In Re: PaineWebber Limited Partnerships' Litigation and was certified as a class action on May 30, 1995 (the "PaineWebber Partnership Class Action"). A class action notice was mailed on June 7, 1995 to all members of the class. The PaineWebber Partnership Class Action also alleges violations of 18 U.S.C. Section 1962(c) and the Securities Exchange Act of 1934. Compensatory and punitive damages, interest, and costs have been requested in both matters. The amended complaint in the PaineWebber Partnership Class Action no longer asserts any claim directly against Geodyne.

     On January 18, 1996, PaineWebber issued a press release indicating that it had reached settlement agreements to settle with
(i) the plaintiffs in the pending PaineWebber Partnership Class Action and another class action matter involving certain other partnerships sponsored by Geodyne, (ii) the SEC, and (iii) various state securities regulators. On that date, PaineWebber paid $125 million into an interest bearing account as part of a memorandum of understanding in connection with the proposed settlement (the "Settlement Fund"). The Settlement Fund applies to claims related to both the Partnerships and certain other investment programs sold by PaineWebber. In addition, PaineWebber agreed to a SEC administrative order creating a capped $40 million fund (the "SEC Claims Fund"), which is to be distributed to eligible Limited Partners by an independent administrator (the "Claims Administrator"); a civil penalty of $5 million leveled by the SEC; and payments aggregating $5 million to state securities administrators. Such settlement is not an obligation of either the Partnerships or Geodyne and, accordingly, would not affect the financial statements of the Partnerships.

     In connection with the PaineWebber Partnership Class Action, on July 17, 1996 the federal court entered a preliminary order regarding the settlement proceedings referred to above. Pursuant to that order, plaintiffs' counsel mailed to class members the Class Settlement Notice (the "Notice") and Proof of Claim. Eligible class members are generally those who purchased their Units through PaineWebber on or before December 31, 1992 and who have not (i) previously opted out of the Class, (ii) previously released PaineWebber, or (iii) finally adjudicated their claims against PaineWebber.

     Plaintiffs' counsel will be responsible for allocating payments from the $125 million Settlement Fund previously funded by PaineWebber among eligible Limited Partners and investors in other unrelated PaineWebber partnerships in accordance with the settlement. The amount and date of any payment will vary depending upon many factors set forth in the Notice. According to the Notice, since the I-D, I-E, and I-F Partnerships have already achieved "payout," substantially all of the Limited Partners in those Partnerships will not be entitled to payments under the Settlement Fund. It is currently expected that payments from the Settlement Fund will be made some time in 1997.

     In addition, eligible Limited Partners in the Partnerships, except for the I-D, I-E, and I-F Partnerships, who held their Units on June 3, 1996 may be entitled to certain additional payments from an escrow fund to which PaineWebber will make payments through May 30, 2001 if spot market oil and natural gas prices as reported by the New York Mercantile Exchange fall below certain thresholds set forth in the Notice (the "Pricing Guarantee"). The threshold prices used in the Pricing Guarantee are $18.00 per barrel of oil and $1.80 per Mcf of gas. Under the Notice, PaineWebber payments, if any, made pursuant to the Pricing Guarantee will be paid to Limited Partners of record on June 30, 1996 irrespective of whether they subsequently sell/dispose of their Units to third parties. The Pricing Guarantee does NOT attach to the Units as an attribute of ownership in the Partnerships and is not an obligation of either Geodyne or the Partnerships.

     A look back provision is also included in the settlement which may provide additional funds as of January 1, 2001 for eligible Limited Partners. Class members who sold their Units prior to June 30, 1996 will not be eligible for payments, if any, under the Pricing Guarantee or the look back provision.

     Eligible Limited Partners were required to timely execute and return a proof of claim by January 17, 1997 in order to participate in the settlement.

     In connection with the SEC Claims Fund, on April 17, 1996, PaineWebber mailed a Notice and Claim Form to each Limited Partner who purchased Units in the Partnerships through PaineWebber from January 1, 1986 to December 31, 1992. Limited Partners are not eligible to participate in the claims process if they (i) previously reached a settlement with PaineWebber or (ii) had their direct investment claim resolved by a court or in arbitration. Participation in the claims process is optional, and does not prevent a Limited Partner from pursuing any other remedy against PaineWebber that may be available. Limited Partners had until October 22, 1996 to complete the claim form and return it to the Claims Administrator. The determination of whether a Limited Partner is entitled to a recovery under the SEC Claims Fund will be based on whether or not the Claims Administrator determines that the Limited Partner's investment in the Partnerships was suitable for him at the time of purchase. In addition, if the Limited Partner has opted out of the PaineWebber Partnership Class Action and has not already settled with PaineWebber or has had a claim resolved by a court or in arbitration, the Claims Administrator will also consider allegations that misrepresentations were made in connection with the sale of the Units.

     On March 20, 1997 the settlement described above was confirmed by the federal court.

     To the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

     There were no matters submitted to a vote of the Limited Partners of any Partnership during 1996.

                                PART II

ITEM 5.   MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

     As of February 28, 1997, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                                         Number of
                           Number of      Limited
            Partnership      Units        Partners
            -----------    ---------    ------------
                I-B         11,958           861
                I-C          8,885           788
                I-D          7,195           771
                I-E         41,839         2,949
                I-F         14,321           949


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

     Pursuant to the terms of the Partnership Agreements, the General Partner is obligated to annually issue a repurchase offer which is based on the estimated future net revenues from the Partnerships' reserves and is calculated pursuant to the terms of the Partnership Agreements. Such repurchase offer is recalculated monthly in order to reflect cash distributions to the Limited Partners and extraordinary events. The following table sets forth the General Partner's repurchase offer per Unit as of the periods indicated. For purpose of this Annual Report, a Unit represents an initial subscription of $1,000 to a Partnership.

                        Repurchase Offer Prices
                        -----------------------

                  1995                      1996             1997
         ----------------------    ----------------------    ----
         1st   2nd   3rd   4th     1st   2nd   3rd   4th     1st
P/ship   Qtr.  Qtr.  Qtr.  Qtr.    Qtr.  Qtr.  Qtr.  Qtr.    Qtr.
------   ----  ----  ----  ----    ----  ----  ----  ----    ----
 I-B     $ 64  $ 52  $ 49  $ 47    $ 45  $ 43  $ 52  $ 51    $ 50
 I-C       22   104    92    80      68    49    55    38      13
 I-D      120   238   217   192     165   133   182   138      94
 I-E      170   178   166   153     139   126   184   160     141
 I-F      147   170   160   147     132   117   169   148     127


     The Partnership Agreements also provide for a right of presentment ("Right of Presentment") whereby the General Partner is required, upon request, to purchase up to 10% of a Partnership's outstanding Units at a price calculated pursuant to the terms of the Partnership Agreements and based on the liquidation value of the limited partnership interest, with a reduction for 70% of cash distributions that have been received prior to the transfer of the partnership interest. The following table sets forth the Right of Presentment price per Unit as of the periods indicated.


                      Right of Presentment Prices
                      ---------------------------

                  1995                      1996             1997
         ----------------------    ----------------------    ----
         1st   2nd   3rd   4th     1st   2nd   3rd   4th     1st
P/ship   Qtr.  Qtr.  Qtr.  Qtr.    Qtr.  Qtr.  Qtr.  Qtr.    Qtr.
------   ----  ----  ----  ----    ----  ----  ----  ----    ----
 I-B     $ 77  $ 76  $ 55  $ 54    $ 53  $ 51  $ 56  $ 55    $ 55
 I-C       50    41   106    98      90    76    74    62      45
 I-D      178   159   244   227     208   186   215   184     153
 I-E      206   196   184   175     166   156   203   186     173
 I-F      181   170   178   169     158   148   188   173     159

     Cash Distributions

     Cash distributions are primarily dependent upon a Partnership's cash receipts from the sale of oil and gas production and cash requirements of the Partnership. Distributable cash is determined by the General Partner at the end of each calendar quarter and distributed to the Limited Partners within 45 days after the end of the quarter. Distributions are restricted to cash on hand less amounts required to be retained out of such cash as determined in the sole judgment of the General Partner to pay costs, expenses, or other Partnership obligations whether accrued or anticipated to accrue. In certain instances, the General Partner may not distribute the full amount of cash receipts which might otherwise be available for distribution in an effort to equalize or stabilize the amounts of quarterly distributions. Any available amounts not distributed are invested and the interest or income thereon is for the accounts of the Limited Partners.

     The following is a summary of cash distributions paid to the Limited Partners for the years ended December 31, 1995 and 1996 and the first quarter of 1997:

                          Cash Distributions
                          ------------------

                               1995
                  ------------------------------
                  1st     2nd     3rd     4th
     P/ship       Qtr.    Qtr.    Qtr.    Qtr.
     ------       ------  ------  ------  ------

      I-B         $ 4.43  $ 1.92  $ 3.01  $ 1.76
      I-C          12.38   12.94   11.82   11.82
      I-D          27.10   27.80   20.85   25.02
      I-E          11.35   13.98   12.55   13.27
      I-F          16.76   15.36   10.82   12.57


                               1996                     1997
                  ---------------------------------   ---------
                  1st     2nd     3rd       4th         1st
     P/ship       Qtr.    Qtr.    Qtr.      Qtr.        Qtr.
     ------       ------  ------  ------  ---------   ---------

      I-B         $ 1.84  $ 2.01  $ 1.76  $  .92      $  .84
      I-C          12.27   19.13   26.22   17.00(1)    24.54(1)
      I-D          26.41   32.11   41.56   43.78(1)    43.50(1)
      I-E          13.10   13.27   17.66   24.16(1)    18.71(1)
      I-F          14.87   14.80   15.50   21.93(1)    20.11(1)

--------------------------
(1)  Includes proceeds from the sale of oil and gas properties.

ITEM 6.   SELECTED FINANCIAL DATA

     The following  tables present selected  financial data  for the
Partnerships.   This  data should be  read in  conjunction with  the
financial  statements  of the  Partnerships, and  the respective  notes
thereto, included elsewhere  in this Annual Report.   See "Item 8.
Financial Statements and Supplementary Data."

                                    Selected Financial Data

                                        I-B Partnership
                                        ---------------

                               1996          1995          1994          1993          1992
                           ------------  ------------  ------------  ------------  ------------
Oil and Gas Sales           $364,052      $254,050      $  453,021    $  451,266    $  435,684
Net Income (Loss):
  Limited Partners            99,324     ( 376,689)    (    53,126)  (   295,280)  (   884,741)
  General Partner              7,877     (   1,776)          9,616         6,284   (       574)
  Total                      107,201     ( 378,465)    (    43,510)  (   288,996)  (   885,315)
Limited Partners' Net
  Income (Loss) per Unit        8.31     (   31.50)    (      4.44)  (     24.69)  (     73.99)
Limited Partners' Cash
  Distributions per
  Unit                          6.53         11.12           20.82         13.54          7.50
Total Assets                 609,137       648,040       1,126,318     1,400,428     1,834,185
Partners' Capital
  (Deficit):
  Limited Partners           658,273       636,949       1,146,638     1,448,764     1,905,917
  General Partner          ( 102,526)    ( 104,724)    (    95,948)  (    93,546)  (    89,918)
Number of Units
  Outstanding                 11,958        11,958          11,958        11,958        11,958

                                    Selected Financial Data

                                        I-C Partnership
                                        ---------------

                               1996          1995          1994          1993          1992
                           ------------  ------------  ------------  ------------  ------------
Oil and Gas Sales           $1,181,096    $808,435      $1,042,630    $1,032,753    $1,106,139
Net Income:
  Limited Partners             699,745     118,612         321,969       257,176       329,584
  General Partner               38,944      20,456          27,850        27,641        33,063
  Total                        738,689     139,068         349,819       284,817       362,647
Limited Partners' Net
  Income per Unit                78.76       13.35           36.24         28.94         37.09
Limited Partners' Cash
  Distributions per
  Unit                           74.62       48.96           61.34         74.27         65.00
Total Assets                   781,470     780,070       1,096,208     1,313,037     1,704,607
Partners' Capital
  (Deficit):
  Limited Partners             837,689     800,944       1,117,332     1,340,363     1,743,099
  General Partner          (    85,499)  (  66,308)    (    63,764)  (    63,314)  (    54,895)
Number of Units
  Outstanding                    8,885       8,885           8,885         8,885         8,885


                                    Selected Financial Data

                                        I-D Partnership
                                        ---------------

                               1996          1995          1994          1993          1992
                           ------------  ------------  ------------  ------------  ------------
Oil and Gas Sales           $1,812,568   $1,237,419     $1,738,315    $1,422,035    $1,711,390
Net Income:
  Limited Partners           1,114,924      516,300        780,423       406,159       519,794
  General Partner              219,180      135,487        193,738       148,907       189,164
  Total                      1,334,104      651,787        974,161       555,066       708,958
Limited Partners' Net
  Income per Unit               154.96        71.76         108.47         56.45         72.24
Limited Partners' Cash
  Distributions per
  Unit                          143.86       100.77         139.69        146.60        110.00
Total Assets                 1,605,063    1,594,441      1,833,702     2,315,093     2,888,157
Partners' Capital
  (Deficit):
  Limited Partners           1,540,523    1,460,599      1,669,299     1,893,876     2,542,453
  General Partner          (     4,248)      17,993          9,506   (     4,232)       27,421
Number of Units
  Outstanding                    7,195        7,195          7,195         7,195         7,195

                                    Selected Financial Data

                                        I-E Partnership
                                        ---------------

                          1996           1995           1994           1993           1992
                      -------------  -------------  -------------  -------------  -------------
Oil and Gas Sales      $6,006,431     $4,777,881     $ 6,455,258    $ 5,714,015    $ 7,035,934
Net Income:
  Limited Partners      2,660,067        316,558       1,400,859        461,455        692,734
  General Partner         602,481        368,023         369,587        284,492        392,712
  Total                 3,262,548        684,581       1,770,446        745,947      1,085,446
Limited Partners' Net
  Income per Unit           63.58           7.57           33.48          11.03          16.56
Limited Partners' Cash
  Distributions per
  Unit                      68.19          51.15           73.03          89.88          65.00
Total Assets            8,572,514      8,957,340      11,037,156     13,464,874     15,843,325
Partners' Capital
  (Deficit):
  Limited Partners      8,300,529      8,493,462      10,316,904     11,971,045     15,270,170
  General Partner     (   113,140)   (    54,687)   (    115,710)  (    145,297)  (     66,309)
Number of Units
  Outstanding              41,839         41,839          41,839         41,839         41,839


                                    Selected Financial Data

                                        I-F Partnership
                                        ---------------

                               1996          1995          1994          1993          1992
                           ------------  ------------  ------------  ------------  ------------
Oil and Gas Sales           $2,121,336    $1,762,969    $2,402,053    $1,992,506    $2,546,778
Net Income:
  Limited Partners             883,367        37,379       540,094        65,189        57,528
  General Partner              198,724       117,455       138,915        83,769       124,856
  Total                      1,082,091       154,834       679,009       148,958       182,384
Limited Partners' Net
  Income per Unit                61.68          2.61         37.71          4.55          4.02
Limited Partners' Cash
  Distributions per
  Unit                           67.10         55.51         71.91         68.31         60.00
Total Assets                 2,982,983     3,124,394     3,878,707     4,681,419     5,493,320
Partners' Capital
  (Deficit):
  Limited Partners           2,845,660     2,923,293     3,680,914     4,170,820     5,083,655
  General Partner          (    59,110)  (    25,679)  (    33,134)  (    58,049)  (    33,008)
Number of Units
  Outstanding                   14,321        14,321        14,321        14,321        14,321

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Use of Forward-Looking Statements and Estimates

     This Annual Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Annual Report also includes certain information which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

     Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, or otherwise indicated.

     General Discussion

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been relatively volatile for a number of years. For the past ten years, such prices have generally been in the $1.40 to $2.00 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and January 1997, however, were somewhat higher than those yearly averages. It is not known whether this was a short-term trend or an indicator of potentially higher average gas prices on a longer-term basis.

     Substantially all of the Partnerships' gas reserves are being sold in the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas increased from approximately $2.00 per Mcf at December 31, 1995 to approximately $3.57 per Mcf at December 31, 1996. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

     Due to global consumption and supply trends over the last several months, oil prices have recently been higher than the yearly average prices of the late to mid-1980s and early 1990s. It is not known whether this trend will continue. Prices for the Partnerships' oil increased from approximately $18.50 per barrel at December 31, 1995 to approximately $23.75 per barrel at December 31, 1996.

     Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1996. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Partnerships for at least the following year. In particular, it should be noted that December 31, 1996 prices were much higher than year-end prices for the last several years and substantially higher than the average prices received in each of the last several years. It is not possible to predict whether the December 1996 pricing level is indicative of a new trend toward higher energy prices or a short-term deviation from the recent history of low to moderate prices; therefore, management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


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


No such charge was recorded for any Partnership during the year ended December 31, 1996 under SFAS No. 121 or during the year ended December 31, 1994 pursuant to the Partnerships' prior impairment policy.

     Subsequent to December 31, 1996, the oil and gas industry has seen a drop in oil and gas prices. This drop is a function of the cyclical nature of oil and gas prices as discussed under the heading "Competition and Marketing" in Item 1 of this Annual Report. The Partnerships' reserves were determined at December 31, 1996 using oil and gas prices of $23.75 per barrel and $3.57 per Mcf, respectively. As of the date of this Annual Report, oil and gas prices received by the Partnerships have decreased to approximately $19.00 per barrel and $1.60 per Mcf, respectively (the "Filing Date Prices"). If the Filing Date Prices, as opposed to December 31, 1996 prices, were used in calculating the standardized measure of discounted future net cash flows of the Partnerships' proved oil and gas reserves as of December 31, 1996, as contained in Note 4 to the Partnerships' financial statements included in Item 8 of this Annual Report, the value assigned to the Partnerships' oil and gas reserves would have been significantly lower. In addition, using the Filing Date Prices to determine the recoverability of oil and gas reserves would have required impairment provisions of the following approximate amounts at December 31, 1996:

               Partnership         Amount
               -----------         -------
                  I-B              $19,000
                  I-C                5,000
                  I-D               13,000
                  I-E               60,000
                  I-F               21,000

If the Filing Date Prices are in effect on March 31, 1997, the above impairment provisions will be reflected in the Partnerships' financial statements as of March 31, 1997. Impairment provisions do not impact the Partnerships cash flows from operating activities; however, they do impact the amount of General Partner and Limited Partner capital. The risk that the Partnerships will be required to record further impairment provisions in the future, beyond those noted above, increases when oil and gas prices are depressed. Accordingly, the I-D Partnership has one field in which it is reasonably possible that an impairment provision will be recorded in the near term if gas prices decrease below the Filing Date Prices.


                            I-B Partnership
                            ---------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $110,002 (43.3%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $140,000 was related to an increase in the average price of gas sold, partially offset by a decrease of approximately $39,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 2,331 barrels, while volumes of gas sold increased 305 Mcf for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease in volumes of oil sold resulted primarily from (i) the shutting-in of two wells during the year ended December 31, 1996 in order to increase production capabilities and (ii) normal declines in production due to diminished oil reserves on three wells. Average oil and gas prices increased to $21.14 per barrel and $2.10 per Mcf, respectively, for the year ended December 31, 1996 from $16.79 per barrel and $1.17 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $29,774 (18.5%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) the decreases in volumes of oil sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995 and (ii) workover expenses incurred on one well during the year ended December 31, 1995, partially offset by workover expenses incurred on another well during the year ended December 31, 1996. Workover expenses are incurred in order to improve the recovery of reserves on a particular well. As a percentage of oil and gas sales, these expenses decreased to 36.1% for the year ended December 31, 1996 from 63.4% for the year ended December 31, 1995. This percentage decrease was primarily due to the decrease in workover expenses discussed above and increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $240,187 (79.1%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Approximately three-fourths of this decrease was related to five significant wells which were fully depleted in 1995 due to a lack of remaining reserves. The remaining portion of this decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996, (ii) the decrease in volumes of oil sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 17.4% for the year ended December 31, 1996 from 119.5% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the I-B Partnership recognized a non-cash charge against earnings of $125,159 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-B Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses increased $14,995 (31.2%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This increase resulted primarily from an increase in both professional fees and printing and postage expenses during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 17.3% for the year ended December 31, 1996 from 18.9% for the year ended December 31, 1995. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited Partners in the I-B Partnership received cash distributions through December 31, 1996 of $6,430,527 or 53.78% of Limited Partner capital contributions.


                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $198,971 (43.9%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $68,000 and $40,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $99,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 4,504 barrels and 21,963 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease in volumes of oil sold resulted primarily from (i) one significant well being shut-in during the year ended December 31, 1995 in order to increase the well's production capabilities and (ii) a period of increased production on another significant well during the year ended December 31, 1994 due to a redrill. Average gas prices decreased to $1.17 per Mcf for the year ended December 31, 1995 from $1.83 per Mcf for the year ended December 31, 1994. Average oil prices increased to $16.79 per barrel for the year ended December 31, 1995 from $15.09 per barrel for the year ended December 31, 1994.

     Oil and gas production expenses (lease operating expenses and production taxes) increased $14,706 (10.0%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase was primarily due to a lease operating expense adjustment recognized during the year ended December 31, 1994 associated with changes in estimates by the third party operator of gas balancing positions on certain wells, partially offset by the decreases in volumes of oil and gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses increased to 63.4% for the year ended December 31, 1995 from 32.3% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in the average price of gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties increased $8,726 (3.0%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This increase was primarily due to downward reserve revisions at December 31, 1995 on several properties, partially offset by decreases in the volumes of oil and gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, this expense increased to 119.5% for the year ended December 31, 1995 from 65.1% for the year ended December 31, 1994. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization discussed above and the decrease in the average price of gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

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

     General and administrative expenses decreased $8,748 (15.4%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to a decrease in both professional fees and printing and postage expenses during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses increased to 18.9% for the year ended December 31, 1995 from 12.6% for the year ended December 31, 1994. This percentage increase was primarily a result of the decrease in oil and gas sales during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

                            I-C Partnership
                            ---------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $372,661 (46.1%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $94,000 and $250,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $33,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 306 barrels, while volumes of gas sold increased 19,613 Mcf for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Average oil and gas prices increased to $20.13 per barrel and $2.76 per Mcf, respectively, for the year ended December 31, 1996 from $16.70 per barrel and $1.66 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $33,499 (12.2%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) a decrease in workover expenses during the year ended December 31, 1996 as compared to the year ended December 31, 1995 and (ii) a decrease in production expenses due to the sale of several wells during the year ended December 31, 1996. These decreases were partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales discussed above and (ii) higher general repair and maintenance expenses incurred on one well during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 20.5% for the year ended December 31, 1996 from 34.0% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in workover expenses discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $123,500 (67.9%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Approximately one-fourth of this decrease was related to two significant wells which were fully depleted in 1995 due to a lack of remaining reserves. The remaining portion of this decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 4.9% for the year ended December 31, 1996 from 22.5% for the year ended December 31, 1995.

This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the I-C Partnership recognized a non-cash charge against earnings of $155,698 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-C Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses increased $6,564 (6.5%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This increase resulted primarily from an increase in both professional fees and printing and postage expenses during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 9.1% for the year ended December 31, 1996 from 12.4% for the year ended December 31, 1995. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited Partners in the I-C Partnership received cash distributions through December 31, 1996 of $7,338,300 or 82.59% of Limited Partner capital contributions.


                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $234,195 (22.5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $70,000 and $93,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $99,000 was related to a decrease in the average price of gas sold, partially offset by an increase of approximately $28,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 4,459 barrels and 43,262 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease in volumes of gas sold resulted primarily from (i) one significant well being shut-in during 1995, (ii) another significant well not producing at maximum capacity during 1995 as compared to 1994 due to state-imposed allowable restrictions, and (iii) the sale of two significant wells during the year ended December 31, 1995. Average gas prices decreased to $1.66 per Mcf for the year ended December 31, 1995 from $2.14 per Mcf for the year ended December 31, 1994.

Average oil prices increased to $16.70 per barrel for the year ended December 31, 1995 from $15.69 per barrel for the year ended December 31, 1994.

     Oil and gas production expenses (lease operating expenses and production taxes) decreased $58,046 (17.4%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to workover expenses incurred on two wells during the year ended December 31, 1994 and decreases in the volumes of oil and gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses increased to 34.0% for the year ended December 31, 1995 from 32.0% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in the average price of gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $77,108 (29.8%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to an upward revision in reserve estimates at December 31, 1995 and decreases in the volumes of oil and gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, this expense decreased to 22.5% for the year ended December 31, 1995 from 24.8% for the year ended December 31, 1994. This percentage decrease was primarily due to the upward revision in reserve estimates discussed above, partially offset by the decrease in the average price of gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

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

                            I-D Partnership
                            ---------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $575,149 (46.5%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $79,000 and $514,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,136 barrels and 312 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Average oil and gas prices increased to $20.16 per barrel and $2.39 per Mcf, respectively, for the year ended December 31, 1996 from $16.44 per barrel and $1.50 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $54,257 (22.9%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This increase resulted primarily from (i) an increase in production taxes associated with the increase in oil and gas sales discussed above, (ii) a lease operating expense adjustment recognized during the year ended December 31, 1996 associated with changes in estimates by third party operators of gas balancing positions on certain wells, and (iii) higher general repairs and maintenance expenses incurred on one well during the year ended December 31, 1996 as compared to the year ended December 31, 1995, partially offset by a decrease in production expenses due to the sale of one well during the year ended December 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 16.0% for the year ended December 31, 1996 from 19.1% for the year ended December 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, partially offset by the dollar increase in production expenses associated with the lease operating expense adjustment discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $101,447 (40.6%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Approximately 40% of this decrease was related to two significant wells which were fully depleted in 1995 due to a lack of remaining reserves. The remaining portion of this decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 8.2% for the year ended December 31, 1996 from 20.2% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the I-D Partnership recognized a non-cash charge against earnings of $19,510 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-D Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 5.1% for the year ended December 31, 1996 from 7.2% for the year ended December 31, 1995. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited Partners in the I-D Partnership received cash distributions through December 31, 1996 of $11,819,175 or 164.28% of Limited Partner capital contributions.


                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $500,896 (28.8%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $61,000 and $235,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $231,000 was related to a decrease in the average price of gas sold, partially offset by an increase of approximately $22,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 3,942 barrels and 123,768 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease in volumes of oil sold resulted primarily from one significant well not producing at maximum capacity during 1995 due to state-imposed allowable restrictions and normal declines in production on another significant well during the year ended December 31, 1995. The decrease in the volumes of gas sold resulted primarily from (i) one significant well not producing at maximum capacity during 1995 due to state-imposed allowable restrictions, (ii) negative volume adjustments made during the year ended December 31, 1995 by a purchaser related to gas sold in prior periods, and (iii) positive volume adjustments made during the year ended December 31, 1994 by a purchaser related to gas sold in prior periods. Average gas prices decreased to $1.50 per Mcf for the year ended December 31, 1995 from $1.90 per Mcf for the year ended December 31, 1994. Average oil prices increased to $16.44 per barrel for the year ended December 31, 1995 from $15.44 per barrel for the year ended December 31, 1994.

     Oil and gas production expenses (lease operating expenses and production taxes) decreased $112,432 (32.2%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to workover expenses on one well incurred during the year ended December 31, 1994 and the decreases in the volumes of oil and gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses remained relatively constant for the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $90,184 (26.5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to the decreases in volumes of oil and gas sold discussed above and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense increased to 20.2% for the year ended December 31, 1995 from 19.6% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in the average price of gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

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

                            I-E Partnership
                            ---------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $1,228,550 (25.7%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $220,000 and $1,588,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $303,000 and $281,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 18,119 barrels and 206,260 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease in the volumes  of oil  sold  resulted primarily  from  (i) the  sale of  two significant oil producing wells during the year ended December 31, 1996, (ii) an ownership adjustment on one well during the year ended December 31, 1996, (iii) the shutting-in of one well during the year ended December 31, 1996 due to mechanical difficulties, (iv) the shutting-in of another well during a portion of the year ended December 31, 1996 in order to increase production capabilities, and
(v) normal declines in production due to diminished oil reserves on several wells. Average oil and gas prices increased to $19.83 per barrel and $2.08 per Mcf, respectively, for the year ended December 31, 1996 from $16.73 per barrel and $1.36 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $224,790 (15.2%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This increase resulted primarily from (i) an increase in production taxes associated with the increase in oil and gas sales discussed above and (ii) a lease operating expense adjustment recognized during the year ended December 31, 1996 associated with changes in estimates by third party operators of gas balancing positions on certain wells. As a percentage of oil and gas sales, these expenses decreased to 28.4% for the year ended December 31, 1996 from 31.0% for the year ended December 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, partially offset by the dollar increase in production expenses associated with the lease operating expense adjustment discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $543,031 (39.2%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, (ii) the decreases in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, and
(iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 14.0% for the year ended December 31, 1996 from 29.0% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the I-E Partnership recognized a non-cash charge against earnings of $748,728 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-E Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 8.8% for the year ended December 31, 1996 from 10.7% for the year ended December 31, 1995. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited Partners in the I-E Partnership received cash distributions through December 31, 1996 of $46,276,552 or 110.61% of Limited Partner capital contributions.

                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $1,677,377 (26.0%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $309,000 and $677,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $844,000 was related to a decrease in the average price of gas sold, partially offset by an increase of $142,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 20,391 barrels and 395,818 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease in volumes of oil sold resulted primarily from (i) one well being shut-in during a portion of the year ended December 31, 1995 in order to increase the well's production capabilities, (ii) positive volume adjustments on two wells made during the year ended December 31, 1994 by a purchaser related to oil sold in prior periods, and (iii) normal declines in production on several wells during the year ended December 31, 1995. Average gas prices decreased to $1.36 per Mcf for the year ended December 31, 1995 from $1.71 per Mcf for the year ended December 31, 1994. Average oil prices increased to $16.73 per barrel for the year ended December 31, 1995 from $15.14 per barrel for the year ended December 31, 1994.

     Oil and gas production expenses (lease operating expenses and production taxes) decreased $591,150 (28.5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to workover expenses on several wells incurred during the year ended December 31, 1994 and decreases in the volumes of oil and gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses remained relatively constant for the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $754,112 (35.2%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to the decreases in volumes of oil and gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994 and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 29.0% for the year ended December 31, 1995 from 33.1% for the year ended December 31, 1994. This percentage decrease was primarily due to the upward reserve revisions mentioned above, partially offset by the decrease in the average price of gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

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


                            I-F Partnership
                            ---------------

                 Year Ended December 31, 1996 Compared
                    to Year Ended December 31, 1995
                 -------------------------------------

     Total oil and gas sales increased $358,367 (20.3%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Of this increase, approximately $113,000 and $490,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $158,000 and $83,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 9,524 barrels and 58,794 Mcf, respectively, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease in volumes of oil sold resulted primarily from (i) the sale of two significant oil producing wells during the year ended December 31, 1996, (ii) an ownership adjustment on one well during the year ended December 31, 1996, (iii) the shutting-in of one well during the year ended December 31, 1996 due to mechanical difficulties, (iv) the shutting-in of another well during a portion of the year ended December 31, 1996 in order to increase production capabilities, and (v) the normal declines in production due to diminished oil reserves on several wells. Average oil and gas prices increased to $19.79 per barrel and $2.17 per Mcf, respectively, for the year ended December 31, 1996 from $16.61 per barrel and $1.42 per Mcf, respectively, for the year ended December 31, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $63,351 (9.1%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This increase resulted primarily from (i) an increase in production taxes associated with the increase in oil and gas sales discussed above and (ii) a lease operating expense adjustment recognized during the year ended December 31, 1996 associated with changes in estimates by third party operators of gas balancing positions on certain wells. These increases were partially offset by
(i) workover expenses incurred on several wells during the year ended December 31, 1995, (ii) a decrease in production expenses due to the sale of one well during the year ended December 31, 1996, and (iii) decreases in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 35.8% for the year ended December 31, 1996 from 39.4% for the year ended December 31, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, partially offset by the dollar increases associated with the lease operating adjustment discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $221,767 (45.0%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Approximately one-fourth of this decrease was related to two significant wells which were fully depleted in 1995 due to a lack of remaining reserves. The remaining portion of this decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, (ii) the decreases in volumes of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 12.8% for the year ended December 31, 1996 from 27.9% for the year ended December 31, 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     As set forth under "Results of Operations" above, the I-F Partnership recognized a non-cash charge against earnings of $258,913 for the year ended December 31, 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-F Partnership's adoption of SFAS No. 121. No similar charge was necessary during the year ended December 31, 1996.

     General and administrative expenses remained relatively constant for the year ended December 31, 1996 as compared to the year ended December 31, 1995. As a percentage of oil and gas sales, these expenses decreased to 8.6% for the year ended December 31, 1996 from 10.0% for the year ended December 31, 1995. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited Partners in the I-F Partnership received cash distributions through December 31, 1996 of $15,589,664 or 108.86% of Limited Partner capital contributions.


                 Year Ended December 31, 1995 Compared
                    to Year Ended December 31, 1994
                 -------------------------------------

     Total oil and gas sales decreased $639,084 (26.6%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. Of this decrease, approximately $149,000 and $343,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $213,000 was related to a decrease in the average price of gas sold, partially offset by an increase of approximately $64,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 9,773 barrels and 199,206 Mcf, respectively, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease in volumes of oil sold resulted primarily from (i) one well being shut-in during a portion of the year ended December 31, 1995 in order to increase the well's production capabilities, (ii) positive volume adjustments on two wells made during the year ended December 31, 1994 by a purchaser related to oil sold in prior periods, and (iii) normal declines in production on several wells. The decrease in the volumes of gas sold resulted primarily from (i) negative volume adjustments made by the purchaser on one well during the year ended December 31, 1995, (ii) positive volume adjustments made by the purchaser on another well during the year ended December 31, 1994 related to gas sold in prior periods, and
(iii) normal declines in production on several wells. Average gas prices decreased to $1.42 per Mcf for the year ended December 31, 1995 from $1.72 per Mcf for the year ended December 31, 1994. Average oil prices increased to $16.61 per barrel for the year ended December 31, 1995 from $15.20 per barrel for the year ended December 31, 1994.

     Oil and gas production expenses (lease operating expenses and production taxes) decreased $77,771 (10.1%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to workover expenses on several wells incurred during the year ended December 31, 1994 and the decreases in the volumes of oil and gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994. As a percentage of oil and gas sales, these expenses increased to 39.4% for the year ended December 31, 1995 from 32.2% for the year ended December 31, 1994. This percentage increase was primarily due to the decrease in the average price of gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $296,299 (37.6%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decrease was primarily due to decreases in volumes of oil and gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994 and upward revisions of previous reserve estimates at December 31, 1995. As a percentage of oil and gas sales, this expense decreased to 27.9% for the year ended December 31, 1995 from 32.8% for the year ended December 31, 1994. This percentage decrease was primarily due to the upward reserve revisions mentioned above, partially offset by the decrease in the average price of gas sold during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

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

     Average Sales  Prices, Production Volumes  and Average Production
     Costs

     The following is a comparison of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel of oil or six Mcf of gas) for the years ended December 31, 1996, 1995, and 1994. These factors comprise the change in net oil and gas operations discussed in the "Results of Operations" section above.


                         1996 Compared to 1995
                         ---------------------

                         Average Sales Prices
---------------------------------------------------------------
P/ship             1996                1995           % Change
------       ----------------    ----------------    ----------
               Oil      Gas        Oil      Gas
             ($/Bbl)  ($/Mcf)    ($/Bbl)  ($/Mcf)    Oil   Gas
             -------  -------    -------  -------    ---  -----

 I-B         $21.14   $2.10       $16.79   $1.17     26%   79%
 I-C          20.13    2.76        16.70    1.66     21%   66%
 I-D          20.16    2.39        16.44    1.50     23%   59%
 I-E          19.83    2.08        16.73    1.36     19%   53%
 I-F          19.79    2.17        16.61    1.42     19%   53%


                          Production Volumes
---------------------------------------------------------------
 P/ship          1996               1995             % Change
--------  ------------------  ------------------   -------------
            Oil       Gas      Oil        Gas       Oil     Gas
          (Bbls)     (Mcf)    (Bbls)     (Mcf)     (Bbls)  (Mcf)
          -------  ---------  -------  ---------   ------  -----

  I-B      2,297     150,543   4,628     150,238   (50%)    - %
  I-C     27,537     226,820  27,843     207,207   ( 1%)     9%
  I-D     21,291     577,657  22,427     577,969   ( 5%)    - %
  I-E     70,998   2,206,082  89,117   2,412,342   (20%)    (9%)
  I-F     35,577     652,692  45,101     711,486   (21%)    (8%)

                     Average Production Costs per
                       Equivalent Barrel of Oil
                ---------------------------------
                P/ship    1996    1995   % Change
                ------   -----   -----   --------

                 I-B     $4.80   $5.43     (12%)
                 I-C      3.70    4.41     (16%)
                 I-D      2.47    1.99      24%
                 I-E      3.89    3.02      29%
                 I-F      5.25    4.25      24%



                         1995 Compared to 1994
                         ---------------------

                         Average Sales Prices
---------------------------------------------------------------
P/ship             1995                1994           % Change
------       ----------------    ----------------    ----------
               Oil      Gas        Oil      Gas
             ($/Bbl)  ($/Mcf)    ($/Bbl)  ($/Mcf)    Oil   Gas
             -------  -------    -------  -------    ---  -----

 I-B          $16.79   $1.17      $15.09   $1.83     11%  (36%)
 I-C           16.70    1.66       15.69    2.14      6%  (22%)
 I-D           16.44    1.50       15.44    1.90      7%  (21%)
 I-E           16.73    1.36       15.14    1.71     11%  (20%)
 I-F           16.61    1.42       15.20    1.72      9%  (17%)


                          Production Volumes
---------------------------------------------------------------
 P/ship          1995               1994             % Change
--------  ------------------  ------------------   -------------
            Oil       Gas      Oil        Gas       Oil     Gas
          (Bbls)     (Mcf)    (Bbls)     (Mcf)     (Bbls)  (Mcf)
          -------  ---------  -------  ---------   ------  -----

  I-B      4,628     150,238    9,132    172,201   (49%)   (13%)
  I-C     27,843     207,207   32,302    250,469   (14%)   (17%)
  I-D     22,427     577,969   26,369    701,737   (15%)   (18%)
  I-E     89,117   2,412,342  109,508  2,808,160   (19%)   (14%)
  I-F     45,101     711,486   54,874    910,692   (18%)   (22%)

                     Average Production Costs per
                       Equivalent Barrel of Oil
                ---------------------------------
                P/ship    1995    1994   % Change
                ------   -----   -----   --------

                 I-B     $5.43   $3.87      40%
                 I-C      4.41    4.50     ( 2%)
                 I-D      1.99    2.44     (18%)
                 I-E      3.02    3.59     (16%)
                 I-F      4.25    3.74      14%


     Liquidity and Capital Resources

     Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item
5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming production levels for the year ended December 31, 1996, the Partnerships' proved reserve quantities at December 31, 1996 would have the following lives:


              Partnership    Gas-Years    Oil-Years
              -----------    ---------    ---------

                  I-B          6.0           5.6
                  I-C          3.5           4.4
                  I-D          4.0           2.6
                  I-E          5.3           7.3
                  I-F          5.4           7.6


     The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties and there should be no further material capital resource commitments in the future. The Partnerships have no debt commitments. Cash for
operational  purposes  will  be  provided  by  current   oil  and  gas
production.

     The Samson Companies are currently in the process of evaluating certain oil and gas properties owned by the Partnerships and other entities of the Samson Companies. As a result of such evaluation, it is expected that certain of these properties will be placed in bid packages and offered for sale during the first half of 1997. It is likely that the Partnerships will have an interest in some of the properties being sold. It is currently estimated that the value of such sales, as a percentage of total proved reserves of any Partnership, will range from 1% to 20%.

     The decision to accept any offer for the purchase of a property owned by one or more Partnerships will be made by the General Partner after giving due consideration to the offer price and the General Partner's estimate of both the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties will be distributed to the Partnerships and will be included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds.

     Following completion of any sale, the Partnerships' quantity of proved reserves will be reduced. It is also possible that the
Partnerships' repurchase values and future cash distributions could decline as a result of a reduction of the Partnerships' reserve base. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties being considered for sale are more likely to bear a higher ratio of operating expenses as compared to reserves than the properties not being considered for sale. The net effect of such property sales is difficult to predict as of the date of this Annual Report.

     There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not replacing production through acquisitions of producing properties and drilling. If the Partnerships sell any of their properties as discussed above, the Partnerships' quantity of proved reserves will be reduced; therefore, it is possible that the Partnerships' future cash distributions could decline as a result of a reduction of the Partnerships' reserve base.

     Inflation and Changing Prices

     Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 1996. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial  statements and  supplementary data are  indexed in
Item 14 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

     The Partnerships have no directors or executive officers. The following individuals are directors and executive officers of the General Partner. The business address of such director and executive officers is Two West Second Street, Tulsa, Oklahoma 74103.

           Name        Age   Position with Geodyne
     ----------------  ---  --------------------------------
     Dennis R. Neill    45  President and Director

     Judy K. Fox        46  Secretary

The director will hold office until the next annual meeting of shareholders of Geodyne and until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

     Dennis R. Neill joined the Samson Companies in 1981, was named Senior Vice President and Director of Geodyne on March 3, 1993, and was named President of Geodyne on June 30, 1996. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company; President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Dyco Petroleum Corporation, Geodyne Depositary Company, Geodyne Institutional Depositary Company, Geodyne Nominee Corporation, Berry Gas Company, Circle L Drilling Company, and Compression, Inc.; and President and Chairman of the Board of Directors of Samson Securities Company.

     Judy K. Fox joined the Samson Companies in 1990 and was named Secretary of Geodyne on June 30, 1996. Prior to joining the Samson Companies, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Dyco Petroleum Corporation, Geodyne Depositary Company, Geodyne Institutional Depositary Company, Geodyne Nominee Corporation, Samson Hydrocarbons Company, and Samson Properties Incorporated.


ITEM 11.  EXECUTIVE COMPENSATION

     The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership for the years ended December 31, 1996, 1995, and 1994 is set forth in the table below.

         Partnership      1996        1995        1994
         -----------    --------    --------    --------

             I-B        $ 45,252    $ 41,178    $ 45,246
             I-C          93,550      93,550      94,020
             I-D          79,944      79,944      79,944
             I-E         464,880     464,880     464,880
             I-F         159,120     159,120     159,120

     None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates for the years ended December 31, 1996, 1995, and 1994:

                                      Salary Reimbursement
                                        I-B Partnership
                                        ---------------
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $23,980     -       -         -            -          -         -
                  1995   $22,483     -       -         -            -          -         -
                  1996   $26,472     -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The general  and administrative expenses paid  by the I-B Partnership  and attributable to salary reimbursements do not include any salary or other compensation  attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or director of Geodyne or its affiliates provides full-time services to the I-B
     Partnership and  no individual's salary or  other compensation reimbursement  from the I-B
     Partnership equals or exceeds $100,000 per annum.

                                      Salary Reimbursement
                                        I-C Partnership
                                        ---------------
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $49,831     -       -         -            -          -         -
                  1995   $51,078     -       -         -            -          -         -
                  1996   $54,727     -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The general  and administrative expenses paid  by the I-C Partnership  and attributable to salary reimbursements do not include any salary or other compensation  attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or director of Geodyne or its affiliates provides full-time services to the I-C
     Partnership and  no individual's salary or  other compensation reimbursement  from the I-C
     Partnership equals or exceeds $100,000 per annum.

                                      Salary Reimbursement
                                        I-D Partnership
                                        ---------------
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $42,370     -       -         -            -          -         -
                  1995   $43,649     -       -         -            -          -         -
                  1996   $46,767     -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The general  and administrative expenses paid  by the I-D Partnership  and attributable to salary reimbursements do not include any salary or other compensation  attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or director of Geodyne or its affiliates provides full-time services to the I-D
     Partnership and  no individual's salary or  other compensation reimbursement  from the I-D
     Partnership equals or exceeds $100,000 per annum.

                                      Salary Reimbursement
                                        I-E Partnership
                                        ---------------
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994      -        -       -         -            -          -         -
                  1995      -        -       -         -            -          -         -
                  1996      -        -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996      -        -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $246,386    -       -         -            -          -         -
                  1995   $253,824    -       -         -            -          -         -
                  1996   $271,955    -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The general  and administrative expenses paid  by the I-E Partnership  and attributable to salary reimbursements do not include any salary or other compensation  attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or director of Geodyne or its affiliates provides full-time services to the I-E
     Partnership and  no individual's salary or  other compensation reimbursement  from the I-E
     Partnership equals or exceeds $100,000 per annum.

                                      Salary Reimbursement
                                        I-F Partnership
                                        ---------------
                              Three Years Ended December 31, 1996

                                                         Long Term Compensation
                                                     -------------------------------
                            Annual Compensation             Awards           Payouts
                         -------------------------   ---------------------   -------
                                                                   Securi-
                                            Other                   ties                 All
     Name                                   Annual   Restricted    Under-               Other
      and                                  Compen-     Stock       lying      LTIP     Compen-
   Principal             Salary     Bonus  sation     Award(s)    Options/   Payouts   sation
   Position       Year     ($)       ($)     ($)        ($)        SARs(#)     ($)       ($)
---------------   ----   -------   ------- -------   ----------   --------   -------   -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)     1994     -         -       -         -            -          -         -
                  1995     -         -       -         -            -          -         -
                  1996     -         -       -         -            -          -         -
Dennis R. Neill,
President(2)(3)   1996     -         -       -         -            -          -         -

All Executive
Officers,
Directors,
and Employees
as a group(4)     1994   $84,334     -       -         -            -          -         -
                  1995   $86,880     -       -         -            -          -         -
                  1996   $93,085     -       -         -            -          -         -
----------
(1)  Mr. Tholen served as President and Chief Executive Officer of Geodyne until July 1, 1996.
(2)  The general  and administrative expenses paid  by the I-F Partnership  and attributable to salary reimbursements do not include any salary or other compensation  attributable to Mr.
     Tholen or Mr. Neill.
(3)  Mr. Neill became President of Geodyne on July 1, 1996.
(4)  No officer or director of Geodyne or its affiliates provides full-time services to the I-F
     Partnership and  no individual's salary or  other compensation reimbursement  from the I-F
     Partnership equals or exceeds $100,000 per annum.

     During 1994 and 1995 El Paso, an affiliate of the Partnerships until December 6, 1995, purchased a portion of the Partnerships' gas at market prices and resold such gas at market prices directly to end-users and local distribution companies. The table below summarizes the dollar amount of gas sold by the Partnerships to El Paso for the years ended December 31, 1995 and 1994.


        Partnership       1995        1994
        -----------    ----------  ----------

            I-B        $   43,625  $   53,394
            I-C             2,521      17,173
            I-D           362,560     437,754
            I-E         2,099,338   2,420,656
            I-F           481,355     574,321


After December 6, 1995 the Partnerships' gas was marketed by the General Partner and its affiliates, who were reimbursed for such activities as general and administrative expenses. See "Item 13. Certain Relationships and Related Transactions."

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

     In addition to the compensation/reimbursements noted above, during the three years ended December 31, 1996, the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. These companies may have provided equipment and services for wells in which the Partnerships have an interest. These equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells billed the Partnerships for a portion of such costs based upon the Partnerships' interest in the well.

ITEM 12.  SECURITY   OWNERSHIP  OF   CERTAIN  BENEFICIAL   OWNERS  AND
          MANAGEMENT

     The following table provides information as to the beneficial ownership of the Units as of February 28 1997 by (i) each beneficial owner of more than five percent of the issued and outstanding Units,
(ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                            Number of Units
                                              Beneficially
                                             Owned (Percent
          Beneficial Owner                  of Outstanding)
------------------------------------       ------------------

I-B Partnership:
---------------
  Samson Resources Company                 2,454.7   (20.5%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)         2,454.7   (20.5%)

I-C Partnership:
---------------
  Samson Resources Company                   881.8   ( 9.9%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)           881.8   ( 9.9%)

I-D Partnership:
---------------
  Samson Resources Company                   692.6   ( 9.6%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)           692.6   ( 9.6%)

I-E Partnership:
---------------
  Samson Resources Company                 5,836.5   (13.9%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)         5,836.5   (13.9%)

I-F Partnership:
---------------
  Samson Resources Company                 2,225.6   (15.5%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)         2,225.6   (15.5%)


     Section 16(a) Beneficial Ownership Reporting Compliance

     To the knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers of reports required under Section 16 of the Securities Exchange Act of 1934.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partner and certain of its affiliates engage in oil and gas activities independently of the Partnerships which result in conflicts of interest that cannot be totally eliminated. The allocation of acquisition and drilling opportunities and the nature of the compensation arrangements between the Partnerships and the General Partner also create potential conflicts of interest. An affiliate of the Partnerships owns some of the Partnerships' Units and therefore has an identity of interest with other Limited Partners with respect to the operations of the Partnerships.

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

     As a result of Samson Investment Company's ("Samson") acquisition of the General Partner and its affiliates, Samson, PaineWebber, and the General Partner and certain of its affiliates entered into an advisory agreement which relates primarily to the Partnerships. PaineWebber served as the dealer manager of the original offering of Units. The Advisory Agreement became effective on March 3, 1993 and will expire on March 3, 1998. The Advisory Agreement provides that:
(i) Samson and the General Partner will comply, and will cause the Partnerships to comply, with provisions of the Partnership Agreements (including all restrictions, prohibitions, and other provisions of such agreements concerning transactions in which Samson or its affiliates purchase or sell properties from or to, or render services to, the Partnerships and the terms of such agreements relating to farmouts of oil and gas properties), and Samson will cause the General Partner to comply with all applicable fiduciary duties; (ii) Samson will review periodically with PaineWebber on a retrospective basis the general operations and performance of the Partnerships and the terms of any material transaction by a Partnership, including any transaction that involves participation by the Samson Companies; and
(iii) Samson will review with PaineWebber on a prospective basis, and will allow PaineWebber to advise Samson and to comment on, (A) any General Partner-initiated amendment to a Partnership Agreement which requires a vote of the Limited Partners of such Partnership and (B) any proposal initiated by the General Partner or any of its affiliates that would involve a reorganization, merger, or consolidation of a Partnership, a sale of all or substantially all of the assets of a Partnership (including a roll-up or corporate stock exchange), the liquidation or dissolution of a Partnership, or the exchange of cash, securities, or other assets for all or any outstanding Units.

     In addition, the Advisory Agreement provides, among other things, that: (i) Samson will cause the General Partner to offer to repurchase Units at a price to be calculated in accordance with certain guidelines and to be paid in cash or a combination of cash and certain securities, all subject to certain limitations and restrictions; (ii) Samson will provide PaineWebber certain information relating to the Partnerships and the Limited Partners; (iii) Samson and the General Partner will maintain an "800" investor services telephone number;
(iv) Samson and the General Partner will take certain actions with respect to oil and gas properties held by nominees, insurance maintained by the Partnerships, approval as to transfers of interests in the Partnerships, and the selection of independent reserve engineers; (v) Samson and the General Partner acknowledge the standing of PaineWebber to institute actions, subject to certain limitations, in connection with the Advisory Agreement on behalf of the Limited Partners; and (vi) if Samson proposes a consolidation, merger, or exchange offer involving any limited partnership managed by Samson, it will propose to include all of the Partnerships in such transaction or provide a statement to PaineWebber as to the reasons why some or all of the Partnerships are not included in such transaction.

     Pursuant to the Advisory Agreement, the General Partner has agreed to reimburse PaineWebber for all reasonable expenses incurred by it in connection with the matters contemplated by the Advisory Agreement, and Samson has agreed to indemnify PaineWebber and certain related parties from certain liabilities incurred in connection with the Advisory Agreement.

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

               as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 are filed as part of this report:

                    Report of Independent Accountants
                    Combined Balance Sheets
                    Combined Statements of Operations
                    Combined Statements of Changes in
                         Partners' Capital (Deficit)
                    Combined Statements of Cash Flows
                    Notes to Combined Financial Statements

          (2)  Financial Statement Schedules:

               None.

          (3)  Exhibits:

               4.1 The Certificate and Agreements of Limited Partnership for the following Partnerships have been previously filed with the SEC as Exhibit 2.1 to Form 8-A filed by each Partnership on the dates shown below and are hereby incorporated by refer-ence.

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

               4.3 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-B, filed as
                    Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.4 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-C, filed as
                    Exhibit 4.2 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.5 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D, filed as
                    Exhibit 4.3 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.6 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-E, filed as
                    Exhibit 4.4 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

               4.7 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-F, filed as
                    Exhibit 4.5 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

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

          * 23.2 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership I-C.

          * 23.3 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership I-D.

          * 23.4 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership I-E.

          * 23.5 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership I-F.

          * 27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-B's financial statements as of December 31, 1996 and for the year ended December 31, 1996.
          * 27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-C's financial statements as of December 31, 1996 and for the year ended December 31, 1996.
          * 27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-D's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

          * 27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-E's financial statements as of December 31, 1996 and for the year ended December 31, 1996.
          * 27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-F's financial statements as of December 31, 1996 and for the year ended December 31, 1996.
               All other Exhibits are omitted as inapplicable.

               ----------------------

               *Filed herewith.


     (b)  Reports on Form 8-K for the fourth quarter of 1996:

               None.

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP I-B

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner

                                   March 27, 1997

                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 27, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 27, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 27, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP I-C

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner

                                   March 27, 1997

                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 27, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 27, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 27, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP I-D

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner

                                   March 27, 1997

                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 27, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 27, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 27, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP I-E

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner

                                   March 27, 1997

                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 27, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 27, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 27, 1997
     -------------------
        Judy K. Fox

                              SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                              GEODYNE ENERGY INCOME LIMITED
                              PARTNERSHIP I-F

                              By:  GEODYNE RESOURCES, INC.
                                   General Partner

                                   March 27, 1997

                              By:  /s/Dennis R. Neill
                                   ------------------------------
                                      Dennis R. Neill
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:  /s/Dennis R. Neill     President and          March 27, 1997
     -------------------    Director (Principal
        Dennis R. Neill     Executive Officer)

     /s/Patrick M. Hall     (Principal             March 27, 1997
     -------------------    Financial and
        Patrick M. Hall     Accounting Officer)

     /s/Judy K. Fox         Secretary              March 27, 1997
     -------------------
        Judy K. Fox

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
GEODYNE PRODUCTION PARTNERSHIP I-B

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership I-B, an Oklahoma limited partnership, and Geodyne Production Partnership I-B, an Oklahoma general partnership, as of December 31, 1996 and 1995 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-B and Geodyne Production Partnership I-B at December 31, 1996 and 1995 and the combined results of their operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, the Geodyne Energy Income Limited Partnership I-B and Geodyne Production Partnership I-B changed their method of accounting for impairment of their oil and gas properties as of October 1, 1995.




                              COOPERS & LYBRAND L.L.P.
Tulsa, Oklahoma
March 26, 1997

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                        Combined Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------
                                           1996          1995
                                       ------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents             $ 13,805      $ 25,001
  Accounts receivable:
    General Partner                         -            4,074
    Oil and gas sales, including
      $5,872 due from related
      parties at 1995                     54,636        38,453
                                         -------       -------
    Total current assets                $ 68,441      $ 67,528

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          419,346       482,234

DEFERRED CHARGE                          121,350        98,278
                                         -------       -------
                                        $609,137      $648,040
                                         =======       =======

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                      $ 17,298      $  7,659
  Gas imbalance payable                    4,982        73,983
                                         -------       -------
    Total current liabilities           $ 22,280      $ 81,642

ACCRUED LIABILITY                       $ 31,110      $ 34,173

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($102,526)    ($104,724)
  Limited Partners, issued and
    outstanding, 11,958 Units            658,273       636,949
                                         -------       -------
    Total Partners' capital             $555,747      $532,225
                                         -------       -------
                                        $609,137      $648,040
                                         =======       =======

                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   Combined Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994


                                  1996        1995        1994
                               ----------  ----------  ----------

REVENUES:
  Oil and gas sales, including
    $43,625 and $53,394
    of sales to related
    parties in 1995 and 1994    $364,052    $254,050    $453,021
  Interest income                    327         614       1,527
  Gain on sale of oil and
    gas properties                   598       4,772        -
                                 -------     -------     -------
                                $364,977    $259,436    $454,548
COSTS AND EXPENSES:
  Lease operating               $112,778    $143,112    $113,509
  Production tax                  18,557      17,997      32,894
  Depreciation, depletion,
    and amortization of oil
    and gas properties            63,333     303,520     294,794
  Impairment provision              -        125,159        -
  General and administrative      63,108      48,113      56,861
                                 -------     -------     -------
                                $257,776    $637,901    $498,058
                                 -------     -------     -------
NET INCOME (LOSS)               $107,201   ($378,465)  ($ 43,510)
                                 =======     =======     =======

GENERAL PARTNER -
  NET INCOME (LOSS)             $  7,877   ($  1,776)   $  9,616
                                 =======     =======     =======

LIMITED PARTNERS - NET
  INCOME (LOSS)                 $ 99,324   ($376,689)  ($ 53,126)
                                 =======     =======     =======

NET INCOME (LOSS) per Unit      $   8.31   ($  31.50)  ($   4.44)
                                 =======     =======     =======

UNITS OUTSTANDING                 11,958      11,958      11,958
                                 =======     =======     =======


                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994

                               Limited     General
                              Partners     Partner       Total
                            ------------  ---------  ------------

Balance, Dec. 31, 1993       $1,448,764   ($ 93,564)  $1,355,200
  Net income (loss)         (    53,126)      9,616  (    43,510)
  Cash distributions        (   249,000)  (  12,000) (   261,000)
                              ---------     -------    ---------

Balance, Dec. 31, 1994       $1,146,638   ($ 95,948)  $1,050,690
  Net loss                  (   376,689)  (   1,776) (   378,465)
  Cash distributions        (   133,000)  (   7,000) (   140,000)
                              ---------     -------    ---------

Balance, Dec. 31, 1995       $  636,949   ($104,724)  $  532,225
  Net income                     99,324       7,877      107,201
  Cash distributions        (    78,000)  (   5,679) (    83,679)
                              ---------     -------    ---------

Balance, Dec. 31, 1996       $  658,273   ($102,526)  $  555,747
                              =========     =======    =========

                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                       1996        1995        1994
                                    ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                  $107,201   ($378,465)  ($ 43,510)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities:
    Depreciation, depletion, and
      amortization of oil and gas
      properties                       63,333     303,520     294,794
    Impairment provision                 -        125,159        -
    Gain on sale of oil
      and gas properties            (     598)  (   4,772)       -
    (Increase) decrease in
      accounts receivable
      -General Partner                  4,074   (   4,074)       -
    (Increase) decrease in
      accounts receivable
      - oil and gas sales           (  16,183)      8,015      28,913
    (Increase) decrease in
      deferred charge               (  23,072)     21,965   (  47,865)
    Increase (decrease) in
      accounts payable                  9,639   (  12,323)      7,390
    Increase (decrease) in
      gas imbalance payable         (  69,001)     55,984      17,999
    Increase (decrease) in
      accrued liability             (   3,063)  (   3,474)      5,011
                                      -------     -------     -------
  Net cash provided by operating
    activities                       $ 72,330    $111,535    $262,732
                                      -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures              ($    445)  ($  8,037)  ($     13)
  Proceeds from sale of oil and
    gas properties                        598       4,954          20
                                      -------     -------     -------
  Net cash provided (used) by
    investing activities             $    153   ($  3,083)   $      7
                                      -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                ($ 83,679)  ($140,000)  ($261,000)
                                      -------     -------     -------
  Net cash used by financing
    activities                      ($ 83,679)  ($140,000)  ($261,000)
                                      -------     -------     -------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS              ($ 11,196)  ($ 31,548)   $  1,739

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                  25,001      56,549      54,810
                                      -------     -------     -------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                      $ 13,805    $ 25,001    $ 56,549
                                      =======     =======     =======

                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
GEODYNE PRODUCTION PARTNERSHIP I-C

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership I-C, an Oklahoma limited partnership, and Geodyne Production Partnership I-C, an Oklahoma general partnership, as of December 31, 1996 and 1995 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-C and Geodyne Production Partnership I-C at December 31, 1996 and 1995 and the combined results of their operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, the Geodyne Energy Income Limited Partnership I-C and Geodyne Production Partnership I-C changed their method of accounting for impairment of their oil and gas properties as of October 1, 1995.



                              COOPERS & LYBRAND L.L.P.
Tulsa, Oklahoma
March 26, 1997

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                        Combined Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------

                                         1996          1995
                                       ---------     ---------
CURRENT ASSETS:
  Cash and cash equivalents             $218,437      $115,815
  Accounts receivable:
    General Partner                       14,922        18,104
    Oil and gas sales                    163,306       161,572
                                         -------       -------
    Total current assets                $396,665      $295,491

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method         $317,923      $445,122

DEFERRED CHARGE                           66,882        39,457
                                         -------       -------
                                        $781,470      $780,070
                                         =======       =======

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                      $ 16,894      $ 16,781
  Gas imbalance payable                     -           13,021
                                         -------       -------
    Total current liabilities           $ 16,894      $ 29,802

ACCRUED LIABILITY                       $ 12,386      $ 15,632

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($ 85,499)    ($ 66,308)
  Limited Partners, issued and
    outstanding, 8,885 Units             837,689       800,944
                                         -------       -------
    Total Partners' capital             $752,190      $734,636
                                         -------       -------
                                        $781,470      $780,070
                                         =======       =======


                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   Combined Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994


                                  1996        1995        1994
                               ----------  ----------  ----------

REVENUES:
  Oil and gas sales, including
    $2,521 and $17,173
    of sales to related
    parties in 1995 and 1994    $1,181,096  $808,435   $1,042,630
  Interest income                    6,501     4,052        3,606
  Gain (loss)on sale of
    oil and gas properties     (    41,696)   39,926         -
  Other income                        -         -             189
                                 ---------  --------    ---------
                                $1,145,901  $852,413   $1,046,425
COSTS AND EXPENSES:
  Lease operating               $  172,009  $219,066   $  272,832
  Production tax                    69,689    56,131       60,411
  Depreciation, depletion,
    and amortization of oil
    and gas properties              58,370   181,870      258,978
  Impairment provision                -      155,698         -
  General and administrative       107,144   100,580      104,385
                                 ---------   -------    ---------
                                $  407,212  $713,345   $  696,606
                                 ---------   -------    ---------
NET INCOME                      $  738,689  $139,068   $  349,819
                                 =========   =======    =========

GENERAL PARTNER - NET INCOME    $   38,944  $ 20,456   $   27,850
                                 =========   =======    =========

LIMITED PARTNERS - NET INCOME   $  699,745  $118,612   $  321,969
                                 =========   =======    =========

NET INCOME per Unit             $    78.76  $  13.35   $    36.24
                                 =========   =======    =========

UNITS OUTSTANDING                    8,885     8,885        8,885
                                 =========   =======    =========


                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994


                               Limited     General
                              Partners     Partner       Total
                            ------------  ---------  ------------

Balance, Dec. 31, 1993       $1,340,363   ( 63,314)   $1,277,049
   Net income                   321,969     27,850       349,819
   Cash distributions       (   545,000)  ( 28,300)  (   573,300)
                              ---------     ------     ---------

Balance, Dec. 31, 1994       $1,117,332   ($63,764)   $1,053,568
   Net income                   118,612     20,456       139,068
   Cash distributions       (   435,000)  ( 23,000)  (   458,000)
                              ---------     ------     ---------

Balance, Dec. 31, 1995       $  800,944   ($66,308)   $  734,636
  Net income                    699,745     38,944       738,689
  Cash distributions        (   663,000)  ( 58,135)  (   721,135)
                              ---------     ------     ---------

Balance, Dec. 31, 1996       $  837,689   ($85,499)   $  752,190
                              =========     ======     =========

                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                       1996        1995        1994
                                    ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                         $738,689    $139,068    $349,819
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation, depletion, and
      amortization of oil and gas
      properties                       58,370     181,870     258,978
    Impairment provision                 -        155,698        -
    (Gain) loss on sale of oil
      and gas properties               41,696   (  39,926)       -
    (Increase) decrease in
      accounts receivable
      -General Partner                  3,182   (  18,104)       -
    (Increase) decrease in
      accounts receivable
      -oil and gas sales            (   1,734)  (  18,695)     22,563
    (Increase) decrease in
      deferred charge               (  27,425)     14,230   (  18,785)
    Increase (decrease) in
      accounts payable                    113   (   4,578)  (   4,072)
    Increase (decrease)in gas
      imbalance payable             (  13,021)     10,652       2,369
    Increase (decrease) in
      accrued liability             (   3,246)  (   3,280)      8,355
                                      -------     -------     -------
  Net cash provided by operating
    activities                       $796,624    $416,935    $619,227
                                      -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures              ($  1,039)   $   -      ($ 17,121)
  Proceeds from sale of oil and
    gas properties                     28,172      40,368           4
                                      -------     -------     -------
  Net cash provided (used) by
    investing activities             $ 27,133    $ 40,368   ($ 17,117)
                                      -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                ($721,135)  ($458,000)  ($573,300)
                                      -------     -------     -------
  Net cash used by financing
    activities                      ($721,135)  ($458,000)  ($573,300)
                                      -------     -------     -------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS               $102,622   ($    697)   $ 28,810

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                 115,815     116,512      87,702
                                      -------     -------     -------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                      $218,437    $115,815    $116,512
                                      =======     =======     =======


                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
GEODYNE PRODUCTION PARTNERSHIP I-D

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership I-D, an Oklahoma limited partnership, and Geodyne Production Partnership I-D, an Oklahoma general partnership, as of December 31, 1996 and 1995 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-D and Geodyne Production Partnership I-D at December 31, 1996 and 1995 and the combined results of their operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, the Geodyne Energy Income Limited Partnership I-D and Geodyne Production Partnership I-D changed their method of accounting for impairment of their oil and gas properties as of October 1, 1995.



                              COOPERS & LYBRAND L.L.P.
Tulsa, Oklahoma
March 26, 1997

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        Combined Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------

                                            1996          1995
                                         -----------   ----------
CURRENT ASSETS:
  Cash and cash equivalents               $  344,951   $  245,666
  Accounts receivable:
    Oil and gas sales, including
      $65,811 due from related
      parties at 1995                        306,857      224,856
                                           ---------    ---------
    Total current assets                  $  651,808   $  470,522

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method              855,240    1,010,429

DEFERRED CHARGE                               98,015      113,490
                                           ---------    ---------
                                          $1,605,063   $1,594,441
                                           =========    =========

                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

CURRENT LIABILITIES:
  Accounts payable                        $   15,285   $   30,749
  Gas imbalance payable                       36,687       67,130
                                           ---------    ---------
    Total current liabilities             $   51,972   $   97,879

ACCRUED LIABILITY                         $   16,816   $   17,970

PARTNERS' CAPITAL:
  General Partner                        ($    4,248)  $   17,993
  Limited Partners, issued and
    outstanding, 7,195 Units               1,540,523    1,460,599
                                           ---------    ---------
    Total Partners' capital               $1,536,275   $1,478,592
                                           ---------    ---------
                                          $1,605,063   $1,594,441
                                           =========    =========


                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   Combined Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994


                                 1996         1995        1994
                              -----------  ----------  ----------
REVENUES:
  Oil and gas sales, including
    $362,560 and $437,754
    of sales to related
    parties in 1995 and 1994   $1,812,568  $1,237,419  $1,738,315
  Interest income                  11,473       8,358      12,843
  Gain on sale of oil and
     gas properties                41,516       1,377       2,993
  Other income                       -           -            123
                                ---------   ---------   ---------
                               $1,865,557  $1,247,154  $1,754,274
COSTS AND EXPENSES:
  Lease operating              $  175,311  $  144,541  $  245,671
  Production tax                  115,537      92,050     103,352
  Depreciation, depletion,
    and amortization of oil
    and gas properties            148,467     249,914     340,098
  Impairment provision               -         19,510        -
  General and administrative       92,138      89,352      90,992
                                ---------   ---------   ---------
                               $  531,453  $  595,367  $  780,113
                                ---------   ---------   ---------
NET INCOME                     $1,334,104  $  651,787  $  974,161
                                =========   =========   =========

GENERAL PARTNER -
  NET INCOME                   $  219,180  $  135,487  $  193,738
                                =========   =========   =========

LIMITED PARTNERS - NET INCOME  $1,114,924  $  516,300  $  780,423
                                =========   =========   =========

NET INCOME per Unit            $   154.96  $    71.76  $   108.47
                                =========   =========   =========

UNITS OUTSTANDING                   7,195       7,195       7,195
                                =========   =========   =========

                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994


                              Limited      General
                             Partners      Partner       Total
                           ------------  ----------  ------------

Balance, Dec. 31, 1993      $1,893,876   (   4,232)   $1,889,644
   Net income                  780,423     193,738       974,161
   Cash distributions      ( 1,005,000)  ( 180,000)  ( 1,185,000)
                             ---------     -------     ---------

Balance, Dec. 31, 1994      $1,669,299    $  9,506    $1,678,805
   Net income                  516,300     135,487       651,787
   Cash distributions      (   725,000)  ( 127,000)  (   852,000)
                             ---------     -------     ---------

Balance, Dec. 31, 1995      $1,460,599    $ 17,993    $1,478,592
  Net income                 1,114,924     219,180     1,334,104
  Cash distributions       ( 1,035,000)  ( 241,421)  ( 1,276,421)
                             ---------     -------     ---------

Balance, Dec. 31, 1996      $1,540,523   ($  4,248)   $1,536,275
                             =========     =======     =========

                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income                   $1,334,104    $651,787      $  974,161
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties          148,467     249,914         340,098
    Impairment provision             -         19,510            -
    Gain on sale of oil and
      gas properties          (    41,516)  (   1,377)    (     2,993)
    (Increase) decrease in
      accounts receivable     (    82,001)  (  11,276)         46,746
    (Increase) decrease in
      deferred charge              15,475   (  15,634)         16,147
    Decrease in accounts
      payable                 (    15,464)  (   5,600)    (    19,466)
    Decrease in gas
      imbalance payable       (    30,443)  (  10,210)    (   261,883)
    Increase (decrease) in
      accrued liability       (     1,154)  (  23,238)         10,797
                                ---------     -------       ---------
  Net cash provided by
    operating activities       $1,327,468    $853,876      $1,103,607
                                ---------     -------       ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($   10,930)  ($  7,434)    ($   58,268)
  Proceeds from sale of
    oil and gas properties         59,168       3,739           5,767
                                ---------     -------       ---------
  Net cash provided (used)
    by investing activities    $   48,238   ($  3,695)    ($   52,501)
                                ---------     -------       ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($1,276,421)  ($852,000)    ($1,185,000)
                                ---------     -------       ---------
  Net cash used by financing
    activities                ($1,276,421)  ($852,000)    ($1,185,000)
                                ---------     -------       ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $   99,285   ($  1,819)    ($  133,894)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          245,666     247,485         381,379
                                ---------     -------       ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  344,951    $245,666      $  247,485
                                =========     =======       =========

                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
GEODYNE PRODUCTION PARTNERSHIP I-E

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership I-E, an Oklahoma limited partnership, and Geodyne Production Partnership I-E, an Oklahoma general partnership, as of December 31, 1996 and 1995 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-E and Geodyne Production Partnership I-E at December 31, 1996 and 1995 and the combined results of their operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, the Geodyne Energy Income Limited Partnership I-E and Geodyne Production Partnership I-E changed their method of accounting for impairment of their oil and gas properties as of October 1, 1995.



                              COOPERS & LYBRAND L.L.P.
Tulsa, Oklahoma
March 26, 1997

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        Combined Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------

                                         1996           1995
                                     -------------  -------------

CURRENT ASSETS:
  Cash and cash equivalents           $  894,887     $  734,316
  Accounts receivable:
    Oil and gas sales, including
    $373,412 due from related
    parties at 1995                    1,233,074        775,771
                                       ---------      ---------
    Total current assets              $2,127,961     $1,510,087

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method        5,621,729      6,504,506

DEFERRED CHARGE                          822,824        942,747
                                       ---------      ---------
                                      $8,572,514     $8,957,340
                                       =========      =========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                    $  118,262     $  172,888
  Gas imbalance payable                  124,200        210,231
                                       ---------      ---------
    Total current liabilities         $  242,462     $  383,119

ACCRUED LIABILITY                     $  142,663     $  135,446

PARTNERS' CAPITAL (DEFICIT):
  General Partner                    ($  113,140)   ($   54,687)
  Limited Partners, issued and
    outstanding, 41,839 Units          8,300,529      8,493,462
                                       ---------      ---------
    Total Partners' capital           $8,187,389     $8,438,775
                                       ---------      ---------
                                      $8,572,514     $8,957,340
                                       =========      =========

                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   Combined Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994

                                 1996         1995        1994
                              ----------   ----------  ----------

REVENUES:
  Oil and gas sales, including
    $2,099,338 and $2,420,656
    of sales to related
    parties in 1995 and 1994   $6,006,431  $4,777,881  $6,455,258
  Interest income                  35,005      28,581      31,102
  Gain on sale of oil and
    gas properties                296,937       3,843      11,697
  Other income                       -           -            370
                                ---------   ---------   ---------
                               $6,338,373  $4,810,305  $6,498,427
COSTS AND EXPENSES:
  Lease operating              $1,303,281  $1,161,941  $1,691,839
  Production tax                  403,038     319,588     380,840
  Depreciation, depletion,
    and amortization of oil
    and gas properties            842,214   1,385,245   2,139,357
  Impairment provision               -        748,728        -
  General and administrative      527,292     510,222     515,945
                                ---------   ---------   ---------
                               $3,075,825  $4,125,724  $4,727,981
                                ---------   ---------   ---------
NET INCOME                     $3,262,548  $  684,581  $1,770,446
                                =========   =========   =========

GENERAL PARTNER -
  NET INCOME                   $  602,481  $  368,023  $  369,587
                                =========   =========   =========

LIMITED PARTNERS - NET INCOME  $2,660,067  $  316,558  $1,400,859
                                =========   =========   =========

NET INCOME per Unit            $    63.58  $     7.57  $    33.48
                                =========   =========   =========

UNITS OUTSTANDING                  41,839      41,839      41,839
                                =========   =========   =========

                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994


                            Limited       General
                           Partners       Partner       Total
                         -------------  ----------  -------------

Balance, Dec. 31, 1993    $11,971,045   ($145,297)   $11,825,748
  Net income                1,400,859     369,587      1,770,446
  Cash distributions     (  3,055,000)  ( 340,000)  (  3,395,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1994    $10,316,904   ($115,710)   $10,201,194
  Net income                  316,558     368,023        684,581
  Cash distributions     (  2,140,000)  ( 307,000)  (  2,447,000)
                           ----------     -------     ----------

Balance, Dec. 31, 1995    $ 8,493,462   ($ 54,687)   $ 8,438,775
  Net Income                2,660,067     602,481      3,262,548
  Cash distributions     (  2,853,000)  ( 660,934)  (  3,513,934)
                           ----------     -------     ----------

Balance, Dec. 31, 1996    $ 8,300,529   ($113,140)   $ 8,187,389
                           ==========     =======     ==========

                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income                   $3,262,548    $  684,581    $1,770,446
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties          842,214     1,385,245     2,139,357
    Impairment provision             -          748,728          -
    Gain on sale of oil and
      gas properties          (   296,937)  (     3,843)  (    11,697)
    Increase (decrease) in
      accounts receivable     (   457,303)       86,309       139,913
    (Increase) decrease in
      deferred charge             119,923         1,722   (   191,260)
    Decrease in accounts
      payable                 (    54,626)  (    47,782)  (    21,367)
    Decrease in gas
      imbalance payable       (    86,031)  (    25,446)  (   982,416)
    Increase (decrease) in
      accrued liability             7,217   (   244,169)      200,619
                                ---------     ---------     ---------
  Net cash provided by
    operating activities       $3,337,005    $2,585,345    $3,043,595
                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($   55,490)  ($  105,852)  ($  197,394)
  Proceeds from sale of
    oil and gas properties        392,990        22,208        29,932
                                ---------     ---------     ---------
  Net cash provided (used)
    by investing activities    $  337,500   ($   83,644)  ($  167,462)
                                ---------     ---------     ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($3,513,934)  ($2,447,000)  ($3,395,000)
                                ---------     ---------     ---------
  Net cash used by financing
    activities                ($3,513,934)  ($2,447,000)  ($3,395,000)
                                ---------     ---------     ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $  160,571    $   54,701   ($  518,867)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          734,316       679,615     1,198,482
                                ---------     ---------     ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  894,887    $  734,316    $  679,615
                                =========     =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
GEODYNE PRODUCTION PARTNERSHIP I-F

     We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership I-F, an Oklahoma limited partnership, and Geodyne Production Partnership I-F, an Oklahoma general partnership, as of December 31, 1996 and 1995 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-F and Geodyne Production Partnership I-F at December 31, 1996 and 1995 and the combined results of their operations and cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, the Geodyne Energy Income Limited Partnership I-F and Geodyne Production Partnership I-F changed their method of accounting for impairment of their oil and gas properties as of October 1, 1995.




                              COOPERS & LYBRAND L.L.P.
Tulsa, Oklahoma
March 26, 1997

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        Combined Balance Sheets
                      December 31, 1996 and 1995

                                ASSETS
                                ------

                                           1996          1995
                                       ------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  339,064    $  272,653
  Accounts receivable:
    Oil and gas sales, including
    $78,769 due from related
    parties at 1995                        431,888       274,349
                                         ---------     ---------
    Total current assets                $  770,952    $  547,002

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          1,746,830     2,038,534

DEFERRED CHARGE                            465,201       538,858
                                         ---------     ---------
                                        $2,982,983    $3,124,394
                                         =========     =========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
              -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                      $   47,364    $   64,142
  Gas imbalance payable                     45,279        83,203
                                         ---------     ---------
    Total current liabilities           $   92,643    $  147,345

ACCRUED LIABILITY                       $  103,790    $   79,435

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   59,110)  ($   25,679)
  Limited Partners, issued and
    outstanding, 14,321 Units            2,845,660     2,923,293
                                         ---------     ---------
    Total Partners' capital             $2,786,550    $2,897,614
                                         ---------     ---------
                                        $2,982,983    $3,124,394
                                         =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   Combined Statements of Operations
         For the Years Ended December 31, 1996, 1995, and 1994

                                 1996         1995        1994
                              ----------   ----------  ----------
REVENUES:
  Oil and gas sales, including
    $481,355 and $574,321
    of sales to related
    parties in 1995 and 1994   $2,121,336  $1,762,969  $2,402,053
  Interest income                  12,228       9,438      13,530
  Gain on sale of oil and
    gas properties                160,187       4,726       3,563
  Other income                       -           -            123
                                ---------   ---------   ---------
                               $2,293,751  $1,777,133  $2,419,269
COSTS AND EXPENSES:
  Lease operating              $  622,452  $  579,433  $  629,878
  Production tax                  135,940     115,608     142,934
  Depreciation, depletion,
    and amortization of oil
    and gas properties            270,978     492,745     789,044
  Impairment provision               -        258,913        -
  General and administrative      182,290     175,600     178,404
                                ---------   ---------   ---------
                               $1,211,660  $1,622,299  $1,740,260
                                ---------   ---------   ---------
NET INCOME                     $1,082,091  $  154,834  $  679,009
                                =========   =========   =========

GENERAL PARTNER  -
  NET INCOME                   $  198,724  $  117,455  $  138,915
                                =========   =========   =========

LIMITED PARTNERS - NET INCOME  $  883,367  $   37,379  $  540,094
                                =========   =========   =========

NET INCOME per Unit            $    61.68  $     2.61  $    37.71
                                =========   =========   =========

UNITS OUTSTANDING                  14,321      14,321      14,321
                                =========   =========   =========

                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
     Combined Statements of Changes in Partners' Capital (Deficit)
         For the Years Ended December 31, 1996, 1995, and 1994


                              Limited      General
                             Partners      Partner       Total
                           ------------  ----------  ------------
Balance, Dec. 31, 1993      $4,170,820   ($ 58,049)   $4,112,771
   Net income                  540,094     138,915       679,009
   Cash distributions      ( 1,030,000)  ( 114,000)  ( 1,144,000)
                             ---------     -------     ---------

Balance, Dec. 31, 1994      $3,680,914   ($ 33,134)   $3,647,780
  Net income                    37,379     117,455       154,834
  Cash distributions       (   795,000)  ( 110,000)  (   905,000)
                             ---------     -------     ---------

Balance, Dec. 31, 1995      $2,923,293   ($ 25,679)   $2,897,614
  Net income                   883,367     198,724     1,082,091
  Cash distributions       (   961,000)  ( 232,155)  ( 1,193,155)
                             ---------     -------     ---------

Balance, Dec. 31, 1996      $2,845,660   ($ 59,110)   $2,786,550
                             =========     =======     =========

                The accompanying notes are an integral
             part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   Combined Statements of Cash Flows
         For the Years Ended December 31, 1996, 1995, and 1994

                                  1996          1995          1994
                              ------------  ------------  ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income                   $1,082,091    $  154,834    $  679,009
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
    Depreciation, depletion,
      and amortization of oil
      and gas properties          270,978       492,745       789,044
    Impairment provision             -          258,913          -
    Gain on sale of oil
      and gas properties      (   160,187)  (     4,726)  (     3,563)
    (Increase) decrease in
      accounts receivable     (   157,539)       68,655   (     5,061)
    (Increase) decrease in
      deferred charge              73,657   (    51,233)  (    49,945)
    Decrease in accounts
      payable                 (    16,778)  (    14,427)  (    31,963)
    Decrease in gas
      imbalance payable       (    37,924)  (     5,277)  (   291,636)
    Increase (decrease) in
      accrued liability            24,355        15,557   (    14,122)
                                ---------     ---------     ---------
  Net cash provided by
    operating activities       $1,078,653    $  915,041    $1,071,763
                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Capital expenditures        ($   27,863)  ($   54,383)  ($   83,883)
  Proceeds from sale of
    oil and gas properties        208,776        11,377        13,755
                                ---------     ---------     ---------
  Net cash provided (used)
    by investing activities    $  180,913   ($   43,006)  ($   70,128)
                                ---------     ---------     ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash distributions          ($1,193,155)  ($  905,000)  ($1,144,000)
                                ---------     ---------     ---------
  Net cash used by financing
    activities                ($1,193,155)  ($  905,000)  ($1,144,000)
                                ---------     ---------     ---------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS    $   66,411   ($   32,965)  ($  142,365)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD          272,653       305,618       447,983
                                ---------     ---------     ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD             $  339,064    $  272,653    $  305,618
                                =========     =========     =========

                The accompanying notes are an integral
             part of these combined financial statements.

         GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
              Notes to the Combined Financial Statements
         For the Years Ended December 31, 1996, 1995, and 1994


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Nature of Operations

     The Geodyne Energy Income Limited Partnerships (the "Partner-ships") were formed pursuant to a public offering of depositary units ("Units"). Upon formation, investors became limited partners (the "Limited Partners") and held Units issued by each Partnership. Geodyne Resources, Inc. is the general partner of the Partnerships. Each Partnership is a general partner in the related Geodyne Energy Income Production Partnership (collectively, the "Production Partnership") in which Geodyne Resources, Inc. serves as the managing partner. Limited Partner capital contributions were contributed to the related Production Partnerships for investment in producing oil and gas properties. The Partnerships were activated on the following dates with the following Limited Partner capital contributions:

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

     For purposes of these financial statements, the Partnerships and Production Partnerships are collectively referred to as the
"Partnerships" and the general partner and managing partner are collectively referred to as the "General Partner." An affiliate of the General Partner owned the following Units at December 31, 1996:

                        Number of        Percent of
        Partnership    Units Owned    Outstanding Units
        -----------    -----------    -----------------
           I-B           2,446.7            20.5%
           I-C             881.5             9.9%
           I-D             692.3             9.6%
           I-E           5,784.8            13.8%
           I-F           2,214.6            15.5%

     The Partnerships' sole business is the development and production of oil and gas.


     Allocation of Costs and Revenues

     The combination of the allocation provisions in each Partner-ship's limited partnership agreement and each Production Partnership's partnership agreement (collectively, the "Partnership Agreement") results in allocations of costs and income between the Limited Partners and General Partner as follows:

                            Before Payout       After Payout
                          ------------------  ------------------
                          General   Limited   General   Limited
                          Partner   Partners  Partner   Partners
                          --------  --------  --------  --------
        Costs(1)
------------------------
Sales commissions, pay-
  ment for organization
  and offering costs
  and management fee         1%        99%        -         -
Property acquisition
  costs                      1%        99%        1%       99%
Identified development
  drilling                   1%        99%        1%       99%
Development drilling        10%        90%       15%       85%
General and administra-
  tive costs, direct
  administrative costs
  and operating costs(2)    10%        90%       15%       85%

        Income(1)
------------------------
Temporary investments of
  Limited Partners'
  capital contributions      1%        99%        1%       99%
Income from oil and gas
  production(2)             10%        90%       15%       85%
Sale of producing pro-
  perties (2)               10%        90%       15%       85%
All other income            10%        90%       15%       85%

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


     Credit Risk

     Accrued oil and gas sales which are due from a variety of oil and gas purchasers subject the Partnerships to a concentration of credit risk. Some of these purchasers are discussed in Note 3 - Major Customers. Subsequent to year-end, all oil and gas sales accrued as of December 31, 1996 have been collected.


     Receivable from General Partner

     The I-B Partnership recorded a receivable from the General Partner at December 31, 1995 in the amount of $4,074 due to indirect general and administrative expenses paid to the General Partner in 1995 exceeding the reimbursable indirect limit imposed by the advisory agreement between Samson Investment Company, PaineWebber Incorporated, and Geodyne (the "Advisory Agreement"). Such receivable was repaid by the General Partner during the first four months of 1996. The I-C Partnership recorded receivables from the General Partner at December 31, 1995 in the amount of $470 due to indirect general and administrative expenses exceeding the reimbursable indirect limit imposed by the Advisory Agreement and $17,634 due to the sale of oil and gas properties late in the fourth quarter of 1995. Such receivables were collected by the I-C Partnership during the first quarter of 1996.

     The I-C Partnership recorded a receivable from the General Partner at December 31, 1996 in the amount of $14,452 for proceeds due to the I-C Partnership from the sale of oil and gas properties. Subsequent to December 31, 1996 such receivable was collected by the I-C Partnership. The I-C Partnership also recorded a receivable from the General Partner at December 31, 1996 in the amount of $470 due to indirect general and administrative expenses exceeding the reimbursable indirect limit imposed by the Advisory Agreement. Such receivable will be collected by the I-C Partnership during the first quarter of 1997.

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

     Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the
units-of-production    method.       The    Partnerships'   depletion,
depreciation, and amortization includes dismantlement and abandonment costs, net of estimated salvage value. The depreciation, depletion, and amortization rates per equivalent barrel of oil produced during the years ended December 31, 1996, 1995, and 1994 were as follows:

           Partnership     1996      1995      1994
           -----------    ------    ------    ------

               I-B        $2.31     $10.23    $ 7.79
               I-C          .89       2.92      3.50
               I-D         1.26       2.10      2.37
               I-E         1.92       2.82      3.70
               I-F         1.88       3.01      3.82


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

No such charge was recorded for any Partnership during the year ended December 31, 1996 under SFAS No. 121 or during the year ended December 31, 1994 pursuant to the Partnerships' prior impairment policy.

     Subsequent to December 31, 1996, the oil and gas industry has seen a drop in oil and gas prices. The Partnerships' reserves were determined at December 31, 1996 using oil and gas prices of $23.75 per barrel and $3.57 per Mcf, respectively. As of the date of this Annual Report on Form 10-K, oil and gas prices received by the Partnerships have decreased to approximately $19.00 per barrel and $1.60 per Mcf, respectively (the "Filing Date Prices"). If the Filing Date Prices, as opposed to December 31, 1996 prices, were used to determine the recoverability of the Partnerships' oil and gas reserves, impairment provisions of the following approximate amounts would have been required at December 31, 1996:

               Partnership         Amount
               -----------         -------
                  I-B              $19,000
                  I-C                5,000
                  I-D               13,000
                  I-E               60,000
                  I-F               21,000

If the Filing Date Prices are in effect on March 31, 1997, the above impairment provisions will be reflected in the Partnerships' financial statements as of March 31, 1997. Impairment provisions do not impact the Partnerships' cash flows from operating activities; however, they do impact the amount of General Partner and Limited Partner capital. The risk that the Partnerships will be required to record further impairment provisions in the future, beyond those noted above, increases when oil and gas prices are depressed. Accordingly, I-D Partnership has one field in which it is reasonably possible that an impairment provision will be recorded in the near term if gas prices decrease below the Filing Date Prices.


     Deferred Charge

     The Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. At December 31, 1996 and 1995, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                         1996                   1995
                  -------------------    -------------------
   Partnership       Mcf      Amount        Mcf      Amount
   -----------    ---------  --------    ---------  --------

       I-B          131,516  $121,350      118,479  $ 98,278
       I-C           74,846    66,882       39,284    39,457
       I-D          351,688    98,015      357,675   113,490
       I-E        1,543,471   822,824    1,619,284   942,747
       I-F          578,968   465,201      623,318   538,858

     Accrued Liability

     The Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. At December 31, 1996 and 1995, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                          1996                 1995
                    -----------------    -----------------
     Partnership      Mcf     Amount       Mcf     Amount
     -----------    -------  --------    -------  --------

         I-B         33,716  $ 31,110     41,197  $ 34,173
         I-C         13,861    12,386     15,564    15,632
         I-D         60,338    16,816     56,635    17,970
         I-E        267,610   142,663    232,645   135,446
         I-F        129,172   103,790     91,886    79,435


     Oil and Gas Sales and Gas Imbalance Payable

     The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the
Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. At December 31, 1996 and 1995 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                         1996                  1995
                   -----------------    -------------------
    Partnership      Mcf     Amount       Mcf      Amount
    -----------    -------  --------    -------  ----------

        I-B         3,321   $  4,982     35,063  $ 73,983
        I-C          -          -         6,543    13,021
        I-D        24,458     36,687     34,603    67,130
        I-E        82,800    124,200    108,928   210,231
        I-F        30,186     45,279     42,235    83,203

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


2.   TRANSACTIONS WITH RELATED PARTIES

     The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative costs for the years ended December 31, 1996, 1995, and 1994:

        Partnership      1996        1995        1994
        -----------    --------    --------    --------

            I-B        $ 45,252    $ 41,178    $ 45,246
            I-C          93,550      93,550      94,020
            I-D          79,944      79,944      79,944
            I-E         464,880     464,880     464,880
            I-F         159,120     159,120     159,120


     Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided.

     During 1994 and 1995 the Partnerships sold gas at market prices to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, then resold such gas to third parties at market prices. El Paso was an affiliate of the Partnerships until December 6, 1995. The following table summarizes the total amount of the Partnerships' sales to El Paso during 1995 and 1994:


       Partnership       1995        1994
       -----------    ----------  ----------

           I-B        $   43,625  $   53,394
           I-C             2,521      17,173
           I-D           362,560     437,754
           I-E         2,099,338   2,420,656
           I-F           481,355     574,321

The following table summarizes the amount of the Partnerships' accrued oil and gas sales due from El Paso at December 31, 1995:

              Partnership      1995
              -----------    --------

                  I-B        $  5,872
                  I-C            -
                  I-D          65,811
                  I-E         373,412
                  I-F          78,769

3.   MAJOR CUSTOMERS

     The following table sets forth purchasers who individually accounted for more than ten percent of the Partnerships' combined oil and gas sales for the years ended December 31, 1996, 1995, and 1994:


 Partnership          Purchaser                Percentage
 -----------    ---------------------    -----------------------
                                         1996     1995     1994
                                         -----    -----    -----

     I-B        Parker & Parsley
                  Development Company    22.7%      - %      - %
                Byrd Operating Company   11.6%      - %      - %
                Apache Corporation         - %    22.5%    21.3%
                El Paso                  10.0%    17.2%    11.8%
                Staley Operating Co.       - %    16.0%    17.9%
                Gemini Exploration         - %      - %    15.9%
                Mosbacher Exploration      - %      - %    11.2%

     I-C        Hallwood Petroleum
                  ("Hallwood")           42.8%    31.0%    36.2%
                Conoco, Inc. ("Conoco")  25.2%    26.4%      - %
                Koch Oil Company         18.3%      - %      - %
                National Cooperative
                  Refinery Association     - %    10.9%      - %

     I-D        Hallwood                 31.8%    22.5%    26.7%
                El Paso                  27.9%    29.3%    25.2%
                Conoco                   23.1%    23.0%    11.5%


     I-E        El Paso                  49.4%    43.9%    37.5%

     I-F        El Paso                  31.9%    27.3%    23.9%

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


     Capitalized Costs

     Capitalized  costs  and   accumulated  depreciation,   depletion,
amortization, and valuation allowance at December 31, 1996 and 1995 were as follows:

                            I-B Partnership
                            ---------------

                                   1996          1995
                               ------------  ------------

       Proved properties        $7,009,360    $7,431,417
       Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization                2,493         2,493
                                 ---------     ---------
                                $7,011,853    $7,433,910
       Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance        ( 6,592,507)  ( 6,951,676)
                                 ---------     ---------

           Net oil and gas
             properties         $  419,346    $  482,234
                                 =========     =========

                            I-C Partnership
                            ---------------

                                   1996          1995
                               ------------  ------------

       Proved properties        $3,904,778    $5,102,395
       Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization                  455           455
                                 ---------     ---------
                                $3,905,233    $5,102,850
       Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance        ( 3,587,310)  ( 4,657,728)
                                 ---------     ---------

           Net oil and gas
             properties         $  317,923    $  445,122
                                 =========     =========


                            I-D Partnership
                            ---------------

                                   1996          1995
                               ------------  ------------

       Proved properties        $4,892,664    $ 5,700,272
       Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization               49,914         49,914
                                 ---------     ----------
                                $4,942,578    $ 5,750,186
       Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance        ( 4,087,338)  (  4,739,757)
                                 ---------     ----------

           Net oil and gas
             properties         $  855,240    $ 1,010,429
                                 =========     ==========

                            I-E Partnership
                            ---------------

                                   1996          1995
                               ------------  -------------

       Proved properties        $27,671,041   $32,071,642
       Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization               233,294       233,294
                                 ----------    ----------
                                $27,904,335   $32,304,936
       Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance        ( 22,282,606) ( 25,800,430)
                                 ----------    ----------

           Net oil and gas
             properties         $ 5,621,729   $ 6,504,506
                                 ==========    ==========


                            I-F Partnership
                            ---------------

                                   1996          1995
                               ------------  -------------

       Proved properties        $8,205,960    $9,770,819
       Unproved properties,
         not subject to
         depreciation,
         depletion, and
         amortization               88,701        88,701
                                 ---------     ----------
                                $8,294,661    $9,859,520
       Less accumulated
         depreciation,
         depletion, amorti-
         zation, and valua-
         tion allowance        ( 6,547,831)  ( 7,820,986)
                                 ---------     ----------

           Net oil and gas
             properties         $1,746,830    $2,038,534
                                 =========     ==========

     Costs Incurred

     The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during the years ended December 31, 1996, 1995, and 1994. Costs incurred by the Partnerships in connection with their oil and gas property development activities for the years ended December 31, 1996, 1995, and 1994 were as follows:

        Partnership     1996         1995         1994
        -----------    -------     --------     --------
            I-B        $   445     $  8,037     $     13
            I-C          1,039         -          17,121
            I-D         10,930        7,434       58,268
            I-E         55,490      105,852      197,394
            I-F         27,863       54,383       83,883


     Quantities of Proved Oil and Gas Reserves - Unaudited

     The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves at December 31, 1996, 1995, and 1994 were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers, an independent petroleum engineering firm.

                            I-B Partnership
                            ---------------

                                     Crude      Natural
                                      Oil         Gas
                                   (Barrels)     (Mcf)
                                   ---------  -----------
Proved reserves, Dec. 31, 1993      26,746     1,465,307
  Production                       ( 9,132)   (  172,201)
  Sales of minerals in
    place                             -             -
  Revisions of previous
    estimates                        7,651    (  231,302)
                                    ------     ---------

Proved reserves, Dec. 31, 1994      25,265     1,061,804
  Production                       ( 4,628)   (  150,238)
  Sales of minerals in
    place                          (    33)   (    8,103)
  Extensions and discoveries           156        23,443
  Revisions of previous
    estimates                      (   797)   (   24,686)
                                    ------     ---------

Proved reserves, Dec. 31, 1995      19,963       902,220
  Production                       ( 2,297)   (  150,543)
  Sales of minerals in
    place                             -             -
  Revisions of previous
    estimates                      ( 4,763)      158,168
                                    ------     ---------

Proved reserves, Dec. 31, 1996      12,903       909,845
                                    ======     =========

PROVED DEVELOPED RESERVES:
  December 31, 1994                 25,265     1,061,804
                                    ======     =========
  December 31, 1995                 19,963       902,220
                                    ======     =========
  December 31, 1996                 12,903       909,845
                                    ======     =========

                            I-C Partnership
                            ---------------

                                     Crude     Natural
                                      Oil        Gas
                                   (Barrels)    (Mcf)
                                   ---------  ---------

Proved reserves, Dec. 31, 1993       64,913    773,566
  Production                       ( 32,302)  (250,469)
  Sales of minerals in
    place                              -          -
  Revisions of previous
    estimates                        62,826    444,465
                                    -------    -------

Proved reserves, Dec. 31, 1994       95,437    967,562
  Production                       ( 27,843)  (207,207)
  Sales of minerals in
    place                          (    363)  ( 14,708)
  Extensions and discoveries             29      4,374
  Revisions of previous
    estimates                        41,535   (  9,961)
                                    -------    -------

Proved reserves, Dec. 31, 1995      108,795    740,060
  Production                       ( 27,537)  (226,820)
  Sales of minerals in
    place                          (  4,934)  ( 51,035)
  Revisions of previous
    estimates                        44,909    340,705
                                    -------    -------

Proved reserves, Dec. 31, 1996      121,233    802,910
                                    =======    =======

PROVED DEVELOPED RESERVES:
  December 31, 1994                  95,437    967,562
                                    =======    =======
  December 31, 1995                 108,795    740,060
                                    =======    =======
  December 31, 1996                 121,233    802,910
                                    =======    =======

                            I-D Partnership
                            ---------------

                                     Crude      Natural
                                      Oil         Gas
                                   (Barrels)     (Mcf)
                                   ---------  -----------

Proved reserves, Dec. 31, 1993      49,608     2,584,553
  Production                       (26,369)   (  701,737)
  Sales of minerals in
    place                          (     6)   (      654)
  Revisions of previous
    estimates                       48,224       699,937
                                    ------     ---------

Proved reserves, Dec. 31, 1994      71,457     2,582,099
  Production                       (22,427)   (  577,969)
  Sales of minerals in
    place                          (     6)   (    2,087)
  Extensions and discoveries           140         9,656
  Revisions of previous
    estimates                        3,810       388,141
                                    ------     ---------

Proved reserves, Dec. 31, 1995      52,974     2,399,840
  Production                       (21,291)   (  577,657)
  Sales of minerals in
    place                          ( 4,935)   (   29,621)
  Extensions and discoveries           123         5,646
  Revisions of previous
    estimates                       28,706       499,715
                                    ------     ---------

Proved reserves, Dec. 31, 1996      55,577     2,297,923
                                    ======     =========

PROVED DEVELOPED RESERVES:

  December 31, 1994                 71,457     2,573,976
                                    ======     =========
  December 31, 1995                 52,974     2,399,840
                                    ======     =========
  December 31, 1996                 55,219     2,276,438
                                    ======     =========

                            I-E Partnership
                            ---------------

                                     Crude       Natural
                                      Oil          Gas
                                   (Barrels)      (Mcf)
                                   ---------  ------------

Proved reserves, Dec. 31, 1993      478,825    13,888,769
  Production                       (109,508)  ( 2,808,160)
  Sales of minerals in
    place                          (    877)        4,287
  Revisions of previous
    estimates                       116,978     1,632,333
                                    -------    ----------

Proved reserves, Dec. 31, 1994      485,418    12,717,229
  Production                       ( 89,117)  ( 2,412,342)
  Sales of minerals in
    place                          (     65)  (    12,013)
  Extensions and discoveries         10,358        66,844
  Revisions of previous
    estimates                        86,214     2,321,612
                                    -------    ----------

Proved reserves, Dec. 31, 1995      492,808    12,681,330
  Production                       ( 70,998)  ( 2,206,082)
  Sales of minerals in
    place                          ( 24,754)  (   278,884)
  Extensions and discoveries            778        73,593
  Revisions of previous
    estimates                       123,001     1,483,030
                                    -------    ----------

Proved reserves, Dec. 31, 1996      520,835    11,752,987
                                    =======    ==========

PROVED DEVELOPED RESERVES:

  December 31, 1994                 485,418    12,668,722
                                    =======    ==========
  December 31, 1995                 492,808    12,681,330
                                    =======    ==========
  December 31, 1996                 519,687    11,683,935
                                    =======    ==========

                            I-F Partnership
                            ---------------

                                     Crude      Natural
                                      Oil         Gas
                                   (Barrels)     (Mcf)
                                   ---------  -----------

Proved reserves, Dec. 31, 1993      235,378    3,953,204
  Production                       ( 54,874)  (  910,692)
  Sales of minerals in
    place                          (     64)  (    1,249)
  Revisions of previous
    estimates                        54,822      894,574
                                    -------    ---------

Proved reserves, Dec. 31, 1994      235,262    3,935,837
  Production                       ( 45,101)  (  711,486)
  Sales of minerals in
    place                          (     33)  (    5,373)
  Extensions and discoveries          7,063       36,456
  Revisions of previous
    estimates                        49,360      578,157
                                    -------    ---------

Proved reserves, Dec. 31, 1995      246,551    3,833,591
  Production                       ( 35,577)  (  652,692)
  Sales of minerals in
    place                          ( 12,337)  (  132,134)
  Extensions and discoveries            399       26,335
  Revisions of previous
    estimates                        70,126      481,185
                                    -------    ---------

Proved reserves, Dec. 31, 1996      269,162    3,556,285
                                    =======    =========

PROVED DEVELOPED RESERVES:

  December 31, 1994                 235,262    3,911,177
                                    =======    =========
  December 31, 1995                 246,551    3,833,591
                                    =======    =========
  December 31, 1996                 268,768    3,532,534
                                    =======    =========

     Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

     The following tables set forth each of the Partnerships' estimated future net cash flows as of December 31, 1996 relating to proved oil and gas reserves based on the standardized measure as pre-scribed in SFAS No. 69:


                                       Partnership
                                ---------------------------
                                     I-B           I-C
                                ------------  -------------
      Future cash inflows        $3,830,507    $6,022,311
      Future production and
        development costs       (   957,855)  ( 2,363,791)
                                  ---------     ---------

          Future net cash
            flows                $2,872,652    $3,658,520

      10% discount to
        reflect timing of
        cash flows              (   912,978)  ( 1,158,295)
                                  ---------     ---------

      Standardized measure
        of discounted
        future net cash
        flows                    $1,959,674    $2,500,225
                                  =========     =========

                                       Partnership
                                ---------------------------
                                     I-D           I-E
                                ------------  -------------

      Future cash inflows        $9,538,599    $53,886,640
      Future production and
        development costs       ( 1,851,827)  ( 13,780,762)
                                  ---------     ----------

          Future net cash
            flows                $7,686,772    $40,105,878

      10% discount to
        reflect timing of
        cash flows              ( 2,145,729)  ( 12,922,650)
                                  ---------     ----------

      Standardized measure
        of discounted
        future net cash
        flows                    $5,541,043    $27,183,228
                                  =========     ==========


                                      I-F Partnership
                                      ---------------

             Future cash inflows        $19,229,636
             Future production and
               development costs       (  5,769,981)
                                         ----------

                 Future net cash
                   flows                $13,459,655

             10% discount to
               reflect timing of
               cash flows              (  4,379,248)
                                         ----------

             Standardized measure
               of discounted
               future net cash
               flows                    $ 9,080,407
                                         ==========

The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' reserves were determined at December 31, 1996 using oil and gas prices of $23.75 per barrel and $3.57 per Mcf, respectively. As of the date of this Annual Report, oil and gas prices received by the Partnerships had decreased to approximately $19.00 per barrel and $1.60 per Mcf, respectively. If such prices, as opposed to December 31, 1996 prices, were used in calculating the standardized measure of discounted future net cash flows of the Partnerships' proved oil and gas reserves as of December 31, 1996, such decrease would have had a significant effect on the value of the reserves disclosed herein.

                           INDEX TO EXHIBITS
                           -----------------

Number    Description
------    -----------

4.1 The Certificate and Agreements of Limited Partnership for the following Geodyne Energy Income Limited Partnerships have been previously filed with the SEC as Exhibit 2.1 to Form 8-A filed by each Limited Partnership on the dates shown below and are hereby incorporated by reference.

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

4.3 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-B, filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.4 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-C, filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.5 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-D, filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.6 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-E, filed as Exhibit 4.4 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

4.7 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-F, filed as Exhibit 4.5 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

*23.1 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership I-B.

*23.2 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership I-C.

*23.3 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership I-D.

*23.4 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership I-E.

*23.5 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership I-F.

*27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-B's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

*27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-C's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

*27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-D's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

*27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-E's financial statements as of December 31, 1996 and for the year ended December 31, 1996.

*27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-F's financial statements as of December 31, 1996 and for the year ended December 31, 1996.


          All other Exhibits are omitted as inapplicable.

          ----------

          * Filed herewith.