Form 10-Q
period 1997-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 1997-05-13
CIK 780200, 791067, 799178, 806613, 811031

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997

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
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1997        1996
                                         ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents                $ 48,684     $ 13,805
  Accounts receivable:
   Oil and gas sales                         36,484       54,636
                                           --------     --------
       Total current assets                $ 85,168     $ 68,441

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method             388,917      419,346

DEFERRED CHARGE                             121,350      121,350
                                           --------     --------
                                           $595,435     $609,137
                                           ========     ========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                         $  8,730     $ 17,298
  Gas imbalance payable                       4,982        4,982
                                           --------     --------
       Total current liabilities           $ 13,712     $ 22,280

ACCRUED LIABILITY                          $ 31,110     $ 31,110

PARTNERS' CAPITAL (DEFICIT):
  General Partner                         ($103,391)   ($102,526)
  Limited Partners, issued and
   outstanding, 11,958 units                654,004      658,273
                                           --------     --------
       Total Partners' capital             $550,613     $555,747
                                           --------     --------
                                           $595,435     $609,137
                                           ========     ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)


                                            1997          1996
                                           -------      --------

REVENUES:
  Oil and gas sales                        $82,442      $ 86,128
  Interest income                               94           130
                                           -------      --------
                                           $82,536      $ 86,258

COSTS AND EXPENSES:
  Lease operating                          $18,295      $ 26,435
  Production tax                             5,482         5,241
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               12,926        21,125
  Impairment provision                      19,726           -
  General and administrative (Note 2)       18,704        18,708
                                           -------      --------
                                           $75,133      $ 71,509
                                           -------      --------

NET INCOME                                 $ 7,403      $ 14,749
                                           =======      ========
GENERAL PARTNER - NET INCOME               $ 1,672      $  1,576
                                           =======      ========
LIMITED PARTNERS - NET INCOME              $ 5,731      $ 13,173
                                           =======      ========
NET INCOME per unit                        $   .48      $   1.10
                                           =======      ========
UNITS OUTSTANDING                           11,958        11,958
                                           =======      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          ---------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $ 7,403       $14,749
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             12,926        21,125
   Impairment provision                     19,726           -
   Decrease in accounts receivable -
     General Partner                           -           3,771
   (Increase) decrease in accounts
     receivable - oil and gas sales         18,152      ( 26,534)
   Increase (decrease) in accounts
     payable                              (  8,568)        1,274
                                           -------       -------
  Net cash provided by operating
   activities                              $49,639       $14,385

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                    ($ 2,223)      $   -
                                           -------       -------
  Net cash used by investing
   activities                             ($ 2,223)      $   -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                      ($12,537)     ($24,169)
                                           -------       -------
  Net cash used by financing
   activities                             ($12,537)     ($24,169)
                                           -------       -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         $34,879      ($ 9,784)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       13,805        25,001
                                           -------       -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                            $48,684       $15,217
                                           =======       =======

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1997        1996
                                        -----------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $198,441      $218,437
  Accounts receivable:
   General Partner (Note 2)                  1,000        14,922
   Oil and gas sales                       147,205       163,306
                                          --------      --------
       Total current assets               $346,646      $396,665

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method            300,243       317,923

DEFERRED CHARGE                             66,882        66,882
                                          --------      --------
                                          $713,771      $781,470
                                          ========      ========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $ 13,440      $ 16,894
                                          --------      --------
       Total current liabilities          $ 13,440      $ 16,894

ACCRUED LIABILITY                         $ 12,386      $ 12,386

PARTNERS' CAPITAL (DEFICIT):
  General Partner                        ($ 87,644)    ($ 85,499)
  Limited Partners, issued and
   outstanding, 8,885 units                775,589       837,689
                                          --------      --------
       Total Partners' capital            $687,945      $752,190
                                          --------      --------
                                          $713,771      $781,470
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)


                                            1997          1996
                                          --------      --------

REVENUES:
  Oil and gas sales                       $265,567      $265,339
  Interest income                            1,530         1,110
  Gain on sale of oil and gas
   properties                                  545           -
                                          --------      --------
                                          $267,642      $266,449

COSTS AND EXPENSES:
  Lease operating                         $ 41,015      $ 43,518
  Production tax                            15,651        17,144
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               12,556        38,057
  Impairment provision                       4,679           -
  General and administrative (Note 2)       28,991        29,045
                                          --------      --------
                                          $102,892      $127,764
                                          --------      --------

NET INCOME                                $164,750      $138,685
                                          ========      ========
GENERAL PARTNER - NET INCOME              $  8,850      $  8,401
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $155,900      $130,284
                                          ========      ========
NET INCOME per unit                       $  17.55      $  14.66
                                          ========      ========
UNITS OUTSTANDING                            8,885         8,885
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $164,750      $138,685
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             12,556        38,057
   Impairment provision                      4,679           -
   Gain on sale of oil and gas
     properties                          (     545)          -
   Decrease in accounts receivable -
     General Partner                        13,922        18,104
   (Increase) decrease in accounts
     receivable - oil and gas sales         16,101     (   4,066)
   Decrease in accounts payable          (   3,454)    (   3,314)
                                          --------      --------
  Net cash provided by operating
   activities                             $208,009      $187,466

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($     10)     $    -
  Proceeds from sale of oil and
   gas properties                            1,000           -
                                          --------      --------
  Net cash provided by investing
   activities                             $    990      $    -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($228,995)    ($132,061)
                                          --------      --------
  Net cash used by financing
   activities                            ($228,995)    ($132,061)
                                          --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       ($ 19,996)     $ 55,405

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      218,437       115,815
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $198,441      $171,220
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         March 31,   December 31,
                                            1997        1996
                                        -----------  ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  423,192    $  344,951
  Accounts receivable:
   General Partner (Note 2)                    395           -
   Oil and gas sales                       235,002       306,857
                                        ----------    ----------
       Total current assets             $  658,589    $  651,808

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method            761,310       855,240

DEFERRED CHARGE                             98,015        98,015
                                        ----------    ----------
                                        $1,517,914    $1,605,063
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   12,057    $   15,285
  Gas imbalance payable                     36,687        36,687
                                        ----------    ----------
       Total current liabilities        $   48,744    $   51,972

ACCRUED LIABILITY                       $   16,816    $   16,816

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   15,292)  ($    4,248)
  Limited Partners, issued and
   outstanding, 7,195 units              1,467,646     1,540,523
                                        ----------    ----------
       Total Partners' capital          $1,452,354    $1,536,275
                                        ----------    ----------
                                        $1,517,914    $1,605,063
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------     ----------

REVENUES:
  Oil and gas sales                       $472,917      $406,636
  Interest income                            2,644         1,957
  Loss on sale of oil and gas
   properties                                  -       (     200)
                                          --------      --------
                                          $475,561      $408,393

COSTS AND EXPENSES:
  Lease operating                         $ 29,241      $ 41,271
  Production tax                            30,898        28,506
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               31,713        48,557
  Impairment provision                      61,790           -
  General and administrative (Note 2)       24,487        24,568
                                          --------      --------
                                          $178,129      $142,902
                                          --------      --------

NET INCOME                                $297,432      $265,491
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 57,309      $ 46,328
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $240,123      $219,163
                                          ========      ========
NET INCOME per unit                       $  33.37      $  30.46
                                          ========      ========
UNITS OUTSTANDING                            7,195         7,195
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $297,432      $265,491
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             31,713        48,557
   Impairment provision                     61,790           -
   Loss on sale of oil and gas
     properties                                -             200
   Increase in accounts receivable -
     General Partner                     (     395)          -
   (Increase) decrease in accounts
     receivable - oil and gas sales         71,855     (  26,656)
   Decrease in accounts payable          (   3,228)    (  19,062)
                                          --------      --------
  Net cash provided by operating
   activities                             $459,167      $268,530

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of oil and
   gas properties                         $    427      $  1,236
                                          --------      --------
  Net cash provided by investing
   activities                             $    427      $  1,236

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($381,353)    ($265,128)
                                          --------      --------
  Net cash used by financing
   activities                            ($381,353)    ($265,128)
                                          --------      --------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $ 78,241      $  4,638

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      344,951       245,666
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $423,192      $250,304
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          March 31,  December 31,
                                            1997        1996
                                        -----------  ------------

CURRENT ASSETS:
  Cash and cash equivalents             $1,421,311    $  894,887
  Accounts receivable:
   General Partner (Note 2)                  1,270           -
   Oil and gas sales                       859,179     1,233,074
                                        ----------    ----------
       Total current assets             $2,281,760    $2,127,961

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          5,176,202     5,621,729

DEFERRED CHARGE                            822,824       822,824
                                        ----------    ----------
                                        $8,280,786    $8,572,514
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   97,283    $  118,262
  Gas imbalance payable                    124,200       124,200
                                        ----------    ----------
       Total current liabilities        $  221,483    $  242,462

ACCRUED LIABILITY                       $  142,663    $  142,663

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  169,827)  ($  113,140)
  Limited Partners, issued and
   outstanding, 41,839 units             8,086,467     8,300,529
                                        ----------    ----------
       Total Partners' capital          $7,916,640    $8,187,389
                                        ----------    ----------
                                        $8,280,786    $8,572,514
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                              (Unaudited)


                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $1,751,749    $1,405,408
  Interest income                            7,879         5,556
  Gain on sale of oil and gas
   properties                                  -           1,515
                                        ----------    ----------
                                        $1,759,628    $1,412,479

COSTS AND EXPENSES:
  Lease operating                       $  258,330    $  289,956
  Production tax                           121,024        92,229
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              197,693       253,205
  Impairment provision                     291,690           -
  General and administrative (Note 2)      142,338       142,045
                                        ----------    ----------
                                        $1,011,075    $  777,435
                                        ----------    ----------

NET INCOME                              $  748,553    $  635,044
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $  179,615    $  129,872
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  568,938    $  505,172
                                        ==========    ==========
NET INCOME per unit                     $    13.60    $    12.07
                                        ==========    ==========
UNITS OUTSTANDING                           41,839        41,839
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                        -----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $  748,553      $635,044
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            197,693       253,205
   Impairment provision                    291,690           -
   Gain on sale of oil and gas
     properties                                -       (   1,515)
   Increase in accounts receivable -
     General Partner                   (     1,270)          -
   (Increase) decrease in accounts
     receivable - oil and gas sales        373,895     ( 147,355)
   Decrease in accounts payable        (    20,979)    (  90,798)
                                        ----------      --------
  Net cash provided by operating
   activities                           $1,589,582      $648,581

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   45,188)     $    -
  Proceeds from sale of oil and
   gas properties                            1,332         3,667
                                        ----------      --------
  Net cash provided (used) by
   investing activities                ($   43,856)     $  3,667

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,019,302)    ($750,934)
                                        ----------      --------
  Net cash used by financing
   activities                          ($1,019,302)    ($750,934)
                                        ----------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                      $  526,424     ($ 98,686)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      894,887       734,316
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $1,421,311      $635,630
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         March 31,   December 31,
                                           1997         1996
                                        -----------  ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  477,561    $  339,064
  Accounts receivable:
   General Partner (Note 2)                    437           -
   Oil and gas sales                       297,600       431,888
                                        ----------    ----------
       Total current assets             $  775,598    $  770,952

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          1,582,672     1,746,830

DEFERRED CHARGE                            465,201       465,201
                                        ----------    ----------
                                        $2,823,471    $2,982,983
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   44,387    $   47,364
  Gas imbalance payable                     45,279        45,279
                                        ----------    ----------
       Total current liabilities        $   89,666    $   92,643

ACCRUED LIABILITY                       $  103,790    $  103,790

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   80,213)  ($   59,110)
  Limited Partners, issued and
   outstanding, 14,321 units             2,710,228     2,845,660
                                        ----------    ----------
       Total Partners' capital          $2,630,015    $2,786,550
                                        ----------    ----------
                                        $2,823,471    $2,982,983
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   COMBINED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)


                                            1997          1996
                                          --------     ---------

REVENUES:
  Oil and gas sales                       $600,350      $505,356
  Interest income                            2,877         1,909
                                          --------      --------
                                          $603,227      $507,265

COSTS AND EXPENSES:
  Lease operating                         $128,475      $134,953
  Production tax                            39,807        31,325
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               63,311        82,023
  Impairment provision                     114,631           -
  General and administrative (Note 2)       48,711        48,717
                                          --------      --------
                                          $394,935      $297,018
                                          --------      --------

NET INCOME                                $208,292      $210,247
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 55,724      $ 42,734
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $152,568      $167,513
                                          ========      ========
NET INCOME per unit                       $  10.65      $  11.70
                                          ========      ========
UNITS OUTSTANDING                           14,321        14,321
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   COMBINED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $208,292      $210,247
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             63,311        82,023
   Impairment provision                    114,631           -
   Increase in accounts receivable -
     General Partner                     (     437)          -
   (Increase) decrease in accounts
     receivable - oil and gas sales        134,288     (  62,577)
   Decrease in accounts payable          (   2,977)    (  26,485)
                                          --------      --------
  Net cash provided by operating
   activities                             $517,108      $203,208

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($ 14,221)    ($    209)
  Proceeds from sale of oil and
   gas properties                              437           -
                                          --------      --------
  Net cash used by investing
   activities                            ($ 13,784)    ($    209)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($364,827)    ($283,808)
                                          --------      --------
  Net cash used by financing
   activities                            ($364,827)    ($283,808)
                                          --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $138,497     ($ 80,809)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      339,064       272,653
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $477,561      $191,844
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME I LIMITED PARTNERSHIPS
         CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                            MARCH 31, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The  combined  balance  sheets as  of  March  31, 1997,  combined statements of operations for the three months ended March 31, 1997 and 1996 and combined statements of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by Geodyne Resources, Inc., the general partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 1997, the combined results of operations for the three months ended March 31, 1997 and 1996 and the combined cash flows for the three months ended March 31, 1997 and 1996.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

     The Limited Partners' net income or loss per unit is based upon each $1,000 initial capital contribution.

     OIL AND GAS PROPERTIES
     ----------------------

     The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion, of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner are adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner prior to their transfer to the Partnerships. Leasehold impairment is recognized based upon an individual property assessment and exploratory experience. Upon discovery of commercial reserves, leasehold costs are transferred to producing properties.

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

     Effective October 1, 1995, the Partnerships adopted the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal", which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. SFAS No. 121 requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field, rather than for the Partnership's properties as a whole as previously allowed by the Securities and Exchange Commission ("SEC"). SFAS No. 121 provides that if the unamortized costs of oil and gas properties for each field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. Under the Partnerships' prior impairment policy if the net oil and gas properties taken as a whole exceeded the estimated undiscounted future net revenues of the properties, an impairment provision would be recorded for the excess amount. The Partnerships recorded a non-cash charge against earnings (impairment provision) during the first quarter of 1997 pursuant to SFAS No. 121 as follows:

                Partnership               Amount
                -----------            ------------
                   I-B                   $ 19,726
                   I-C                      4,679
                   I-D                     61,790
                   I-E                    291,690
                   I-F                    114,631

     The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 1997 the following payments were made to the General Partner or its affiliates by the Partnerships:

                          Direct General       Administrative
        Partnership      and Administrative       Overhead
        -----------      ------------------    --------------
            I-B               $ 7,391             $ 11,313
            I-C                 5,486               23,505
            I-D                 4,501               19,986
            I-E                26,118              116,220
            I-F                 8,931               39,780

     Affiliates   of  the   Partnerships   operate   certain  of   the
     Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

     The  I-C  Partnership  recorded  a receivable  from  the  General
     Partner at December 31, 1996 in the amount of $14,452 for proceeds due to the I-C Partnership from the sale of oil and gas properties. Subsequent to December 31, 1996 such receivable was collected by the I-C Partnership. The I-C Partnership also recorded a receivable from the General Partner at December 31, 1996 in the amount of $470 due to indirect general and administrative expenses exceeding the reimbursable indirect limit imposed by the Advisory Agreement. Such receivable was collected by the I-C Partnership during the first quarter of 1997.

     The receivable at March 31, 1997 for the I-C, I-D, I-E, and I-F Partnerships represents proceeds due to such Partnerships for the sale of oil and gas properties. Subsequent to March 31, 1997 such receivable was collected by the I-C, I-D, I-E, and I-F Partnerships.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

     This Quarterly Report contains certain forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

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

GENERAL
-------

     The Partnerships are engaged in the business of acquiring and operating producing oil and gas properties located in the continental United States. In general, a Partnership acquired producing properties and did not engage in development drilling or enhanced recovery projects, except as an incidental part of the management of the producing properties acquired. Therefore, the economic life of each Partnership, and its related Production Partnership, is limited to the period of time required to fully produce its acquired oil and gas reserves. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnerships' Partnership Agreements.

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

     Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 1997 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

RESULTS OF OPERATIONS
---------------------

     GENERAL DISCUSSION

     The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables within "Results of Operations". Generally, the Partnerships' operations during the three months ended March 31, 1997 reflect an increase in total oil and gas sales compared to the same periods in 1996. Management believes this increase generally resulted from increases in the average oil and gas sales prices received by the Partnerships. Refer to "Liquidity and Capital Resources" above for a discussion of factors impacting prices and production volumes.

     I-B PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                       Three months ended March 31,
                                       ----------------------------
                                         1997             1996
                                        -------          -------

      Oil and gas sales                 $82,442          $86,128
      Oil and gas production expenses   $23,777          $31,676
      Barrels produced                      586              697
      Mcf produced                       30,953           35,677
      Average price/Bbl                 $ 21.07          $ 18.62
      Average price/Mcf                 $  2.26          $  2.05

     As shown in the table above, total oil and gas sales decreased $3,686 (4.3%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this decrease approximately $2,000 and $10,000, respectively, were related to decreases in volumes of oil and gas sold, partially offset by increases of approximately $1,000 and $7,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 111 barrels and 4,724 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of oil sold resulted primarily from the shutting-in of one well during the three months ended March 31, 1997 in order to increase production capabilities. Average oil and gas prices increased to $21.07 per barrel and $2.26 per Mcf, respectively, for the three months ended March 31, 1997 from $18.62 per barrel and $2.05 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,899 (24.9%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 and (ii) a decrease in production expenses due to the abandonment of one well during the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses decreased to 28.8% for the three months ended March 31, 1997 from 36.8% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $8,199 (38.8%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996 and (ii) the decreases in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, this expense decreased to 15.7% for the three months ended March 31, 1997 from 24.5% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The I-B Partnership recognized a non-cash charge against earnings of $19,726 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-B Partnership's adoption of SFAS No. 121. Of this amount, $17,233 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $2,493 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 22.7% for the three months ended March 31, 1997 as compared to 21.7% for the three months ended March 31, 1996.

     The Limited Partners have received cash distributions through March 31, 1997 totaling $6,440,527 or 53.86% of Limited Partners' capital contributions.


     I-C PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                      Three months ended March 31,
                                      ----------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $265,567        $265,339
      Oil and gas production expenses   $ 56,666        $ 60,662
      Barrels produced                     5,934           7,948
      Mcf produced                        49,040          58,516
      Average price/Bbl                 $  20.97        $  17.95
      Average price/Mcf                 $   2.88        $   2.10

     As shown in the table above, total oil and gas sales remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Any increases related to increases in the average prices of oil and gas sold were offset by decreases related to the decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,014 barrels and 9,476 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of oil sold resulted primarily from (i) the shutting-in of one well during the three months ended March 31, 1997 due to mechanical difficulties and (ii) the normal decline in production due to diminished oil reserves on
     another  well.   The  decrease in  volumes  of gas  sold resulted
     primarily from the normal decline in production due to diminished
     gas  reserves on one well.   Average oil and gas prices increased
     to $20.97 per barrel and $2.88 per Mcf, respectively, for the three months ended March 31, 1997 from $17.95 per barrel and $2.10 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $3,996 (6.6%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from the decrease in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March

     31, 1996, partially offset by an increase primarily resulting from (i) workover expenses incurred on one well during the three months ended March 31, 1997 in order to improve the recovery of reserves and (ii) an increase in general repairs and maintenance expenses incurred on two wells during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 21.3% for the three months ended March 31, 1997 as compared to 22.9% for the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $25,501 (67.0%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) the decreases in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, this expense decreased to 4.7% for the three months ended March 31, 1997 from 14.3% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The I-C Partnership recognized a non-cash charge against earnings of $4,679 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-C Partnership's adoption of SFAS No. 121. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained constant at 10.9% for the three months ended March 31, 1997 and 1996.

     The Limited Partners have received cash distributions through March 31, 1997 totaling $7,556,300 or 85.05% of Limited Partners' capital contributions.

     I-D PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                       Three months ended March 31,
                                       ----------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $472,917        $406,636
      Oil and gas production expenses   $ 60,139        $ 69,777
      Barrels produced                     4,819           6,567
      Mcf produced                       133,717         136,105
      Average price/Bbl                 $  22.71        $  18.50
      Average price/Mcf                 $   2.72        $   2.10

     As shown in the table above, total oil and gas sales increased $66,281 (16.3%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $20,000 and $83,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by a decrease of approximately $32,000 related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 1,748 barrels and 2,388 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in volumes of oil sold resulted primarily from (i) the sale of one well during 1996 and
     (ii) the normal decline in production due to diminished oil reserves on another well. Average oil and gas prices increased to $22.71 per barrel and $2.72 per Mcf, respectively, for the three months ended March 31, 1997 from $18.50 per barrel and $2.10 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $9,638 (13.8%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) workover expenses incurred on one well during the three months ended March 31, 1996 in order to improve the recovery of reserves, (ii) the sale of one well during 1996, and (iii) the decrease in volumes of oil sold, partially offset by an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 12.7% for the three months ended March 31, 1997 from 17.2% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $16,844 (34.7%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) the decreases in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, this expense decreased to 6.7% for the three months ended March 31, 1997 from 11.9% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The I-D Partnership recognized a non-cash charge against earnings of $61,790 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-D Partnership's adoption of SFAS No. 121. Of this amount, $12,290 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $49,500 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 5.2% for the three months ended March 31, 1997 as compared to 6.0% for the three months ended March 31, 1996.

     The Limited Partners have received cash distributions through March 31, 1997 totaling $12,132,175 or 168.63% of Limited
     Partners' capital contributions.


     I-E PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                       Three months ended March 31,
                                       ----------------------------
                                          1997            1996
                                       ----------      ----------
      Oil and gas sales                $1,751,749      $1,405,408
      Oil and gas production expenses  $  379,354      $  382,185
      Barrels produced                     18,942          19,933
      Mcf produced                        510,642         535,243
      Average price/Bbl                $    23.01      $    18.42
      Average price/Mcf                $     2.58      $     1.94

     As shown in the table above, total oil and gas sales increased $346,341 (24.6%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $87,000 and $327,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by a decrease of approximately $48,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 991 barrels and 24,601 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Average oil and gas prices increased to $23.01 per barrel and $2.58 per Mcf, respectively, for the three months ended March 31, 1997 from $18.42 per barrel and $1.94 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 21.7% for the three months ended March 31, 1997 from 27.2% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $55,512 (21.9%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December

     31, 1996 and (ii) the decreases in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, this expense decreased to 11.3% for the three months ended March 31, 1997 from 18.0% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The I-E Partnership recognized a non-cash charge against earnings of $291,690 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-E Partnership s adoption of SFAS No. 121. Of this amount, $59,728 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $231,962 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 8.1% for the three months ended March 31, 1997 from 10.1% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited Partners have received cash distributions through March 31, 1997 totaling $47,059,552 or 112.48% of Limited
     Partners' capital contributions.

     I-F PARTNERSHIP

     THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

                                       Three months ended March 31,
                                       ----------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $600,350        $505,356
      Oil and gas production expenses   $168,282        $166,278
      Barrels produced                     9,762          10,008
      Mcf produced                       145,659         154,861
      Average price/Bbl                 $  23.09        $  18.44
      Average price/Mcf                 $   2.57        $   2.07

     As shown in the table above, total oil and gas sales increased $94,994 (18.8%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Of this increase, approximately $45,000 and $73,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by a decrease of approximately $19,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 246 barrels and 9,202 Mcf, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Average oil and gas prices increased to

     $23.09 per barrel and $2.57 per Mcf, respectively, for the three months ended March 31, 1997 from $18.44 per barrel and $2.07 per Mcf, respectively, for the three months ended March 31, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses decreased to 28.0% for the three months ended March 31, 1997 from 32.9% for the three months ended March 31, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $18,712 (22.8%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) the decreases in volumes of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, this expense decreased to 10.5% for the three months ended March 31, 1997 from 16.2% for the three months ended March 31, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

     The I-F Partnership recognized a non-cash charge against earnings of $114,631 for the three months ended March 31, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-F Partnership s adoption of SFAS No. 121. Of this amount, $20,908 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $93,723 was related to impairment of unproved properties. No similar charge was necessary during the three months ended March 31, 1996.

     General and administrative expenses remained relatively constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.1% for the three months ended March 31, 1997 as compared to 9.6% for the three months ended March 31, 1996.

     The Limited Partners have received cash distributions through March 31, 1997 totaling $15,877,664 or 110.87% of Limited
     Partners' capital contributions.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the I-B Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the I-C Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the I-D Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the I-E Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the I-F Partnership's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

               All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K:

          Current Reports on Form 8-K filed during first quarter of 1997:

          Date of event:           January 24, 1997
          Date filed with SEC:     January 24, 1997
          Items Included:
               Item 5 - Other Events
               Item 7 - Exhibits

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

                              (Registrant)


                         By: GEODYNE RESOURCES, INC.

                              General Partner



Date:  May 13, 1997      By:        /s/Dennis R. Neill
                            --------------------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   President



Date:  May 13, 1997      By:        /s/Patrick M. Hall
                            --------------------------------------
                                   (Signature)
                                   Patrick M. Hall
                                   Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-B's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-C's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-D's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-E's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-F's financial statements as of March 31, 1997 and for the three months ended March 31, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.