Form 10-Q
period 1997-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 1997-08-12
CIK 780200, 791067, 799178, 806613, 811031

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997

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
                              (Unaudited)

                                ASSETS

                                          June 30,   December 31,
                                            1997        1996
                                         ----------- ------------

CURRENT ASSETS:
  Cash and cash equivalents                $ 43,020     $ 13,805
  Accounts receivable:
   Oil and gas sales                         50,890       54,636
                                           --------     --------
       Total current assets                $ 93,910     $ 68,441

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method             373,581      419,346

DEFERRED CHARGE                             121,350      121,350
                                           --------     --------
                                           $588,841     $609,137
                                           ========     ========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                         $  8,784     $ 17,298
  Gas imbalance payable                       4,982        4,982
                                           --------     --------
       Total current liabilities           $ 13,766     $ 22,280

ACCRUED LIABILITY                          $ 31,110     $ 31,110

PARTNERS' CAPITAL (DEFICIT):
  General Partner                         ($103,183)   ($102,526)
  Limited Partners, issued and
   outstanding, 11,958 units                647,148      658,273
                                           --------     --------
       Total Partners' capital             $543,965     $555,747
                                           --------     --------
                                           $588,841     $609,137
                                           ========     ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                            1997          1996
                                          --------      --------

REVENUES:
  Oil and gas sales                       $109,096       $54,273
  Interest income                              206           109
                                          --------       -------
                                          $109,302       $54,382

COSTS AND EXPENSES:
  Lease operating                         $ 30,214       $59,183
  Production tax                             7,398         2,679
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               15,336        13,642
  General and administrative (Note 2)       17,673        15,566
                                          --------       -------
                                          $ 70,621       $91,070
                                          --------       -------

NET INCOME (LOSS)                         $ 38,681      ($36,688)
                                          ========       =======
GENERAL PARTNER - NET INCOME (LOSS)       $  2,537      ($ 1,294)
                                          ========       =======
LIMITED PARTNERS - NET INCOME
  (LOSS)                                  $ 36,144      ($35,394)
                                          ========       =======
NET INCOME (LOSS) per unit                $   3.02      ($  2.96)
                                          ========       =======
UNITS OUTSTANDING                           11,958        11,958
                                          ========       =======

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                            1997          1996
                                          --------      --------

REVENUES:
  Oil and gas sales                       $191,538      $140,401
  Interest income                              300           239
                                          --------      --------
                                          $191,838      $140,640

COSTS AND EXPENSES:
  Lease operating                         $ 48,509      $ 85,618
  Production tax                            12,880         7,920
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               28,262        34,767
  Impairment provision                      19,726           -
  General and administrative (Note 2)       36,377        34,274
                                          --------      --------
                                          $145,754      $162,579
                                          --------      --------

NET INCOME (LOSS)                         $ 46,084     ($ 21,939)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $  4,209      $    282
                                          ========      ========
LIMITED PARTNERS - NET INCOME
  (LOSS)                                  $ 41,875     ($ 22,221)
                                          ========      ========
NET INCOME (LOSS) per unit                $   3.50     ($   1.86)
                                          ========      ========
UNITS OUTSTANDING                           11,958        11,958
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          ---------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $46,084      ($21,939)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             28,262        34,767
   Impairment provision                     19,726           -
   Decrease in accounts receivable -
     General Partner                           -           4,074
   Increase in accounts payable -
     General Partner                           -          10,000
   (Increase) decrease in accounts
     receivable - oil and gas sales          3,746      (  2,890)
   Increase (decrease) in accounts
     payable                              (  8,514)        3,436
                                           -------       -------
  Net cash provided by operating
   activities                              $89,304       $27,448

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                    ($ 2,223)      $   -
                                           -------       -------
  Net cash used by investing
   activities                             ($ 2,223)      $   -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                      ($57,866)     ($49,758)
                                           -------       -------
  Net cash used by financing
   activities                             ($57,866)     ($49,758)
                                           -------       -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         $29,215      ($22,310)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       13,805        25,001
                                           -------       -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                            $43,020       $ 2,691
                                           =======       =======

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          June 30,   December 31,
                                            1997        1996
                                        -----------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $127,047      $218,437
  Accounts receivable:
   General Partner (Note 2)                    -          14,922
   Oil and gas sales                       111,291       163,306
                                          --------      --------
       Total current assets               $238,338      $396,665

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method            361,545       317,923

DEFERRED CHARGE                             66,882        66,882
                                          --------      --------
                                          $666,765      $781,470
                                          ========      ========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $102,198      $ 16,894
                                          --------      --------
       Total current liabilities          $102,198      $ 16,894

ACCRUED LIABILITY                         $ 12,386      $ 12,386

PARTNERS' CAPITAL (DEFICIT):
  General Partner                        ($ 91,069)    ($ 85,499)
  Limited Partners, issued and
   outstanding, 8,885 units                643,250       837,689
                                          --------      --------
       Total Partners' capital            $552,181      $752,190
                                          --------      --------
                                          $666,765      $781,470
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                            1997          1996
                                          --------      --------

REVENUES:
  Oil and gas sales                       $206,408      $352,665
  Interest income                            1,258         1,577
  Loss on sale of oil and gas
   properties                            (   4,907)          -
                                          --------      --------
                                          $202,759      $354,242

COSTS AND EXPENSES:
  Lease operating                         $ 83,502      $ 53,344
  Production tax                            10,948        17,910
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               10,730        39,863
  General and administrative (Note 2)       28,076        26,703
                                          --------      --------
                                          $133,256      $137,820
                                          --------      --------

NET INCOME                                $ 69,503      $216,422
                                          ========      ========
GENERAL PARTNER - NET INCOME              $  3,841      $ 12,337
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $ 65,662      $204,085
                                          ========      ========
NET INCOME per unit                       $   7.39      $  22.97
                                          ========      ========
UNITS OUTSTANDING                            8,885         8,885
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                            1997          1996
                                          --------      --------

REVENUES:
  Oil and gas sales                       $471,975      $618,004
  Interest income                            2,788         2,687
  Loss on sale of oil and gas
   properties                            (   4,362)          -
                                          --------      --------
                                          $470,401      $620,691

COSTS AND EXPENSES:
  Lease operating                         $124,517      $ 96,862
  Production tax                            26,599        35,054
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               23,286        77,920
  Impairment provision                       4,679           -
  General and administrative (Note 2)       57,067        55,748
                                          --------      --------
                                          $236,148      $265,584
                                          --------      --------

NET INCOME                                $234,253      $355,107
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 12,692      $ 20,738
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $221,561      $334,369
                                          ========      ========
NET INCOME per unit                       $  24.94      $  37.63
                                          ========      ========
UNITS OUTSTANDING                            8,885         8,885
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $234,253      $355,107
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             23,286        77,920
   Impairment provision                      4,679           -
   Loss on sale of oil and gas
     properties                              4,362           -
   Decrease in accounts receivable -
     General Partner                        14,922        18,104
   (Increase) decrease in accounts
     receivable - oil and gas sales         52,015     (   3,218)
   Increase (decrease) in accounts
     payable                                85,304     (     799)
                                          --------      --------
  Net cash provided by operating
   activities                             $418,821      $447,114

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($ 81,949)     $    -
  Proceeds from sale of oil and
   gas properties                            6,000           -
                                          --------      --------
  Net cash used by investing
   activities                            ($ 75,949)     $    -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($434,262)    ($316,504)
                                          --------      --------
  Net cash used by financing
   activities                            ($434,262)    ($316,504)
                                          --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       ($ 91,390)     $130,610

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      218,437       115,815
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $127,047      $246,425
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          June 30,   December 31,
                                            1997        1996
                                        -----------  ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  278,029    $  344,951
  Accounts receivable:
   General Partner (Note 2)                 13,234           -
   Oil and gas sales                       190,843       306,857
                                        ----------    ----------
       Total current assets             $  482,106    $  651,808

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method            733,683       855,240

DEFERRED CHARGE                             98,015        98,015
                                        ----------    ----------
                                        $1,313,804    $1,605,063
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   13,705    $   15,285
  Gas imbalance payable                     36,687        36,687
                                        ----------    ----------
       Total current liabilities        $   50,392    $   51,972

ACCRUED LIABILITY                       $   16,816    $   16,816

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   20,454)  ($    4,248)
  Limited Partners, issued and
   outstanding, 7,195 units              1,267,050     1,540,523
                                        ----------    ----------
       Total Partners' capital          $1,246,596    $1,536,275
                                        ----------    ----------
                                        $1,313,804    $1,605,063
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------     ----------

REVENUES:
  Oil and gas sales                       $332,197      $474,502
  Interest income                            2,743         2,297
  Gain on sale of oil and gas
   properties                               15,824           358
                                          --------      --------
                                          $350,764      $477,157

COSTS AND EXPENSES:
  Lease operating                         $ 48,093      $ 35,729
  Production tax                            19,814        26,640
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               28,574        50,172
  General and administrative (Note 2)       24,880        23,419
                                          --------      --------
                                          $121,361      $135,960
                                          --------      --------

NET INCOME                                $229,403      $341,197
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 37,999      $ 57,859
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $191,404      $283,338
                                          ========      ========
NET INCOME per unit                       $  26.60      $  39.38
                                          ========      ========
UNITS OUTSTANDING                            7,195         7,195
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------     ----------

REVENUES:
  Oil and gas sales                       $805,114      $881,138
  Interest income                            5,387         4,254
  Gain on sale of oil and gas
   properties                               15,824           158
                                          --------      --------
                                          $826,325      $885,550

COSTS AND EXPENSES:
  Lease operating                         $ 77,334      $ 77,000
  Production tax                            50,712        55,146
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               60,287        98,729
  Impairment provision                      61,790           -
  General and administrative (Note 2)       49,367        47,987
                                          --------      --------
                                          $299,490      $278,862
                                          --------      --------

NET INCOME                                $526,835      $606,688
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 95,308      $104,187
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $431,527      $502,501
                                          ========      ========
NET INCOME per unit                       $  59.98      $  69.84
                                          ========      ========
UNITS OUTSTANDING                            7,195         7,195
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $526,835      $606,688
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             60,287        98,729
   Impairment provision                     61,790           -
   Gain on sale of oil and gas
     properties                          (  15,824)    (     158)
   Increase in accounts receivable -
     General Partner                     (  13,234)          -
   (Increase) decrease in accounts
     receivable - oil and gas sales        116,014     (  22,463)
   Decrease in accounts payable          (   1,580)    (  17,531)
                                          --------      --------
  Net cash provided by operating
   activities                             $734,288      $665,265

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($    934)     $    -
  Proceeds from sale of oil and
   gas properties                           16,238         1,659
                                          --------      --------
  Net cash provided by investing
   activities                             $ 15,304      $  1,659

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($816,514)    ($555,347)
                                          --------      --------
  Net cash used by financing
   activities                            ($816,514)    ($555,347)
                                          --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       ($ 66,922)     $111,577

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      344,951       245,666
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $278,029      $357,243
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                          June 30,   December 31,
                                            1997        1996
                                        -----------  ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  880,791    $  894,887
  Accounts receivable:
   General Partner (Note 2)                 42,533           -
   Oil and gas sales                       863,053     1,233,074
                                        ----------    ----------
       Total current assets             $1,786,377    $2,127,961

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          4,980,760     5,621,729

DEFERRED CHARGE                            822,824       822,824
                                        ----------    ----------
                                        $7,589,961    $8,572,514
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   98,638    $  118,262
  Gas imbalance payable                    124,200       124,200
                                        ----------    ----------
       Total current liabilities        $  222,838    $  242,462

ACCRUED LIABILITY                       $  142,663    $  142,663

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  163,505)  ($  113,140)
  Limited Partners, issued and
   outstanding, 41,839 units             7,387,965     8,300,529
                                        ----------    ----------
       Total Partners' capital          $7,224,460    $8,187,389
                                        ----------    ----------
                                        $7,589,961    $8,572,514
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $1,459,697    $1,341,817
  Interest income                            9,045         5,809
  Gain on sale of oil and gas
   properties                               62,609         1,544
                                        ----------    ----------
                                        $1,531,351    $1,349,170

COSTS AND EXPENSES:
  Lease operating                       $  336,136    $  282,788
  Production tax                            96,141        88,669
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              201,890       241,730
  General and administrative (Note 2)      140,236       131,130
                                        ----------    ----------
                                        $  774,403    $  744,317
                                        ----------    ----------

NET INCOME                              $  756,948    $  604,853
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $  140,450    $  123,699
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  616,498    $  481,154
                                        ==========    ==========
NET INCOME per unit                     $    14.74    $    11.50
                                        ==========    ==========
UNITS OUTSTANDING                           41,839        41,839
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $3,211,446    $2,747,225
  Interest income                           16,924        11,365
  Gain on sale of oil and gas
   properties                               62,609         3,059
                                        ----------    ----------
                                        $3,290,979    $2,761,649

COSTS AND EXPENSES:
  Lease operating                       $  594,466    $  572,744
  Production tax                           217,165       180,898
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              399,583       494,935
  Impairment provision                     291,690           -
  General and administrative (Note 2)      282,574       273,175
                                        ----------    ----------
                                        $1,785,478    $1,521,752
                                        ----------    ----------

NET INCOME                              $1,505,501    $1,239,897
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $  320,065    $  253,571
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $1,185,436    $  986,326
                                        ==========    ==========
NET INCOME per unit                     $    28.33    $    23.57
                                        ==========    ==========
UNITS OUTSTANDING                           41,839        41,839
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997         1996
                                        -----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $1,505,501    $1,239,897
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            399,583       494,935
   Impairment provision                    291,690           -
   Gain on sale of oil and gas
     properties                        (    62,609)  (     3,059)
   Increase in accounts receivable -
     General Partner                   (    42,533)          -
   (Increase) decrease in accounts
     receivable - oil and gas sales        370,021   (   108,419)
   Decrease in accounts payable        (    19,624)  (    74,758)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $2,442,029    $1,548,596

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   68,233)   $      -
  Proceeds from sale of oil and
   gas properties                           80,538         5,776
                                        ----------    ----------
  Net cash provided by investing
   activities                           $   12,305    $    5,776

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($2,468,430)  ($1,440,302)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($2,468,430)  ($1,440,302)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($   14,096)   $  114,070

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      894,887       734,316
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  880,791    $  848,386
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                         June 30,    December 31,
                                           1997         1996
                                        -----------  ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  281,597    $  339,064
  Accounts receivable:
   General Partner (Note 2)                 35,198           -
   Oil and gas sales                       316,642       431,888
                                        ----------    ----------
       Total current assets             $  633,437    $  770,952

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          1,518,879     1,746,830

DEFERRED CHARGE                            465,201       465,201
                                        ----------    ----------
                                        $2,617,517    $2,982,983
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   47,072    $   47,364
  Gas imbalance payable                     45,279        45,279
                                        ----------    ----------
       Total current liabilities        $   92,351    $   92,643

ACCRUED LIABILITY                       $  103,790    $  103,790

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   72,002)  ($   59,110)
  Limited Partners, issued and
   outstanding, 14,321 units             2,493,378     2,845,660
                                        ----------    ----------
       Total Partners' capital          $2,421,376    $2,786,550
                                        ----------    ----------
                                        $2,617,517    $2,982,983
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   COMBINED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                            1997          1996
                                          --------     ---------

REVENUES:
  Oil and gas sales                       $528,523      $415,160
  Interest income                            2,837         1,519
  Gain on sale of oil and
   gas properties                           46,356           720
                                          --------      --------
                                          $577,716      $417,399

COSTS AND EXPENSES:
  Lease operating                         $170,574      $130,466
  Production tax                            33,387        30,399
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               63,335        80,693
  General and administrative (Note 2)       48,548        45,564
                                          --------      --------
                                          $315,844      $287,122
                                          --------      --------

NET INCOME                                $261,872      $130,277
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 47,722      $ 30,611
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $214,150      $ 99,666
                                          ========      ========
NET INCOME per unit                       $  14.95      $   6.96
                                          ========      ========
UNITS OUTSTANDING                           14,321        14,321
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   COMBINED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                           1997           1996
                                        ----------     ---------

REVENUES:
  Oil and gas sales                     $1,128,873      $920,516
  Interest income                            5,714         3,428
  Gain on sale of oil and
   gas properties                           46,356           720
                                        ----------      --------
                                        $1,180,943      $924,664

COSTS AND EXPENSES:
  Lease operating                       $  299,049      $265,419
  Production tax                            73,194        61,724
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              126,646       162,716
  Impairment provision                     114,631           -
  General and administrative (Note 2)       97,259        94,281
                                        ----------      --------
                                        $  710,779      $584,140
                                        ----------      --------

NET INCOME                              $  470,164      $340,524
                                        ==========      ========
GENERAL PARTNER - NET INCOME            $  103,446      $ 73,345
                                        ==========      ========
LIMITED PARTNERS - NET INCOME           $  366,718      $267,179
                                        ==========      ========
NET INCOME per unit                     $    25.61      $  18.66
                                        ==========      ========
UNITS OUTSTANDING                           14,321        14,321
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   COMBINED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                         ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $470,164      $340,524
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            126,646       162,716
   Impairment provision                    114,631           -
   Gain on sale of oil and gas
     properties                          (  46,356)    (     720)
   Increase in accounts receivable -
     General Partner                     (  35,198)          -
   Decrease in accounts receivable -
     oil and gas sales                     115,246        27,750
   Decrease in accounts payable          (     292)    (  18,590)
                                          --------      --------
  Net cash provided by operating
   activities                             $744,841      $511,680

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($ 24,997)    ($     61)
  Proceeds from sale of oil and
   gas properties                           58,027           720
                                          --------      --------
  Net cash provided by investing
   activities                             $ 33,030      $    659

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($835,338)    ($541,960)
                                          --------      --------
  Net cash used by financing
   activities                            ($835,338)    ($541,960)
                                          --------      --------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                            ($ 57,467)    ($ 29,621)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      339,064       272,653
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $281,597      $243,032
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME I LIMITED PARTNERSHIPS
         CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                             JUNE 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The combined balance sheets as of June 30, 1997, combined statements of operations for the three and six months ended June 30, 1997 and 1996 and combined statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by Geodyne Resources, Inc., the general partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 1997, the combined results of operations for the three and six months ended June 30, 1997 and 1996 and the combined cash flows for the six months ended June 30, 1997 and 1996.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage value.

     When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the difference between asset cost and salvage value is charged to accumulated depreciation.

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal", requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field. SFAS No. 121 provides that if the unamortized costs of oil and gas properties for each field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The Partnerships recorded a non-cash charge against earnings (impairment provision) during the six months ended June 30, 1997 pursuant to SFAS No. 121 as follows:

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


2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the six months ended June 30, 1997 the following payments were made to the General Partner or its affiliates by the Partnerships:

                          Direct General       Administrative
        Partnership      and Administrative       Overhead
        -----------      ------------------    --------------
            I-B               $13,751             $ 22,626
            I-C                10,773               46,294
            I-D                 9,395               39,972
            I-E                50,134              232,440
            I-F                20,699               79,560

     Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

     The  I-C  Partnership  recorded  a receivable  from  the  General
     Partner at December 31, 1996 in the amount of $14,452 for proceeds due to the I-C Partnership from the sale of oil and gas properties during the fourth quarter of 1996. Subsequent to December 31, 1996 such receivable was collected by the I-C Partnership. The I-C Partnership also recorded a receivable from the General Partner at December 31, 1996 in the amount of $470 due to indirect general and administrative expenses during the fourth quarter of 1996 exceeding the reimbursable indirect limit imposed by the Advisory Agreement. Such receivable was collected by the I-C Partnership during the first quarter of 1997.

     The receivable at June 30, 1997 for the I-D, I-E, and I-F Partnerships represents proceeds due to such Partnerships for the sale of oil and gas properties during the second quarter of 1997. Subsequent to June 30, 1997 such receivable was collected by the I-D, I-E, and I-F Partnerships.

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

     Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 1997 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

     The Partnerships' cash flows for the second quarter of 1997 included proceeds from the sale of oil and gas properties during the three months ended June 30, 1997. These proceeds will be reflected, as applicable, in the Partnerships' cash distributions to be paid in mid-August 1997. It is possible that the Partner-ships' repurchase values and future cash distributions could decline as a result of the dispostion of these properties. On the other hand, the General Partner believes there will be bene-ficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Partnerships' remaining properties.

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

     An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes), is presented in the tables within "Results of Operations". Generally, the Partnerships' operations during the six months ended June 30, 1997 reflect an increase in total oil and gas sales compared to the same periods in 1996. Management believes this increase generally resulted from increases in the average oil and gas sales prices received by the Partnerships. Refer to "Liquidity and Capital Resources" above for a discussion of factors impacting prices and production volumes.

     I-B PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                        Three Months Ended June 30,
                                        ---------------------------
                                          1997            1996
                                        --------         -------
      Oil and gas sales                 $109,096         $54,273
      Oil and gas production expenses   $ 37,612         $61,862
      Barrels produced                       527             616
      Mcf produced                        37,735          22,045
      Average price/Bbl                 $  18.83         $ 19.66
      Average price/Mcf                 $   2.63         $  1.91

     As shown in the table above, total oil and gas sales increased $54,823 (101.0%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this increase, approximately $30,000 and $27,000, respectively, were related to increases in both the volumes and average price of gas sold. Volumes of oil sold decreased 89 barrels, while volumes of gas sold increased 15,690 Mcf for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The increase in volumes of gas sold resulted primarily from positive prior period volume adjustments made by the purchasers on three wells during the three months ended June 30, 1997. Average oil prices decreased to $18.83 per barrel for the three months ended June 30, 1997 from $19.66 per barrel for the three months ended June 30, 1996. Average gas prices increased to $2.63 per Mcf for the three months ended June 30, 1997 from $1.91 per Mcf for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $24,250 (39.2%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) the sale of one well during the three months ended June 30, 1996 and (ii) workover expenses incurred on three wells during the three months ended June 30, 1996 in order to improve the recovery of reserves, partially offset by an increase in volumes of gas sold for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 34.5% for the three months ended June 30, 1997 from 114.0% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties increased $1,694 (12.4%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from an increase in volumes of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996, partially offset by an upward revision in the estimate of remaining gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 14.1% for the three months ended June 30, 1997 from 25.1% for the three months ended June 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses increased $2,107 (13.5%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from an increase in professional fees and printing and postage expenses during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 16.2% for the three months ended June 30, 1997 from 28.7% for the three months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.


     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                          Six Months Ended June 30,
                                          -------------------------
                                            1997          1996
                                          --------      --------
      Oil and gas sales                   $191,538      $140,401
      Oil and gas production expenses     $ 61,389      $ 93,538
      Barrels produced                       1,113         1,313
      Mcf produced                          68,688        57,722
      Average price/Bbl                   $  20.01      $  19.11
      Average price/Mcf                   $   2.46      $   2.00

     As shown in the table above, total oil and gas sales increased $51,137 (36.4%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this increase, approximately $22,000 and $32,000, respectively, were related to increases in both the volumes and average price of gas sold. Volumes of oil sold decreased 200 barrels, while volumes of gas sold increased 10,966 Mcf for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The increase in volumes of gas sold resulted primarily from positive prior period volume adjustments made by the purchasers on three wells during the six months ended June 30, 1997. Average oil and gas prices increased to $20.01 per barrel and $2.46 per Mcf, respectively, for the six months ended June 30, 1997 from $19.11 per barrel and $2.00 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $32,149 (34.4%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) the sale of one well during the six months ended June 30, 1996 and (ii) workover expenses incurred on four wells during the six months ended June 30, 1996 in order to improve the recovery of reserves, partially offset by an increase in volumes of gas sold for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 32.1% for the six months ended June 30, 1997 from 66.6% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $6,505 (18.7%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from an upward revision in the estimate of remaining gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 14.8% for the six months ended June 30, 1997 from 24.8% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The I-B Partnership recognized a non-cash charge against earnings of $19,726 for the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-B Partnership s adoption of SFAS No. 121. Of this amount, $17,233 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $2,493 was related to impairment of unproved properties. No similar charge was necessary during the six months ended June 30, 1996.

     General and administrative expenses increased $2,103 (6.1%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from an increase in professional fees and miscellaneous expenses during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 19.0% for the six months ended June 30, 1997 from 24.4% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited Partners have received cash distributions through June 30, 1997 totaling $6,483,527 or 54.22% of Limited Partners' capital contributions.


     I-C PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                       Three Months Ended June 30,
                                       ---------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $206,408        $352,665
      Oil and gas production expenses   $ 94,450        $ 71,254
      Barrels produced                     5,288           7,086
      Mcf produced                        40,614          68,730
      Average price/Bbl                 $  18.78        $  19.15
      Average price/Mcf                 $   2.64        $   3.16

     As shown in the table above, total oil and gas sales decreased $146,257 (41.5%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $34,000 and $89,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $21,000 was related to the decrease in the average price of gas sold. Volumes of oil and gas sold decreased 1,798 barrels and 28,116 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of oil and gas sold resulted primarily from the shutting-in of one well due to a workover during the three months ended June 30, 1997 in order to improve the recovery of reserves. Average oil and gas prices decreased to $18.78 per barrel and $2.64 per Mcf, respectively, for the three months ended June 30, 1997 from $19.15 per barrel and $3.16 per Mcf, respectively, for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $23,196 (32.6%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from (i) workover expenses incurred on three wells during the three months ended June 30, 1997 in order to improve the recovery of reserves and (ii) an increase in general repair and maintenance expenses incurred on one well during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996, partially offset by (i) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 45.8% for the three months ended June 30, 1997 from 20.2% for the three months ended June 30, 1996. This percentage increase was primarily due to the increase in production expenses discussed above and the decrease in the average prices of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $29,133 (73.1%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 5.2% for the three months ended June 30, 1997 from 11.3% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses increased $1,373 (5.1%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from an increase in professional fees and printing and postage expenses during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 13.6% for the three months ended June 30, 1997 from 7.6% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                         Six Months Ended June 30,
                                         -------------------------
                                            1997          1996
                                          --------      --------
      Oil and gas sales                   $471,975      $618,004
      Oil and gas production expenses     $151,116      $131,916
      Barrels produced                      11,222        15,034
      Mcf produced                          89,654       127,246
      Average price/Bbl                   $  19.94      $  18.52
      Average price/Mcf                   $   2.77      $   2.67

     As shown in the table above, total oil and gas sales decreased $146,029 (23.6%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this decrease, approximately $71,000 and $100,000, respectively, were related to decreases in volumes of oil and gas sold, partially offset by increases of approximately $16,000 and $9,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 3,812 barrels and 37,592 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of oil and gas sold resulted primarily from the shutting-in of one well due to a workover during the six months ended June 30, 1997 in order to improve the recovery of reserves. Average oil and gas prices increased to $19.94 per barrel and $2.77 per Mcf, respectively, for the six months ended June 30, 1997 from $18.52 per barrel and $2.67 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $19,200 (14.6%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from workover expenses incurred on three wells during the six months ended June 30, 1997 in order to improve the recovery of reserves, partially offset by (i) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 32.0% for the six months ended June 30, 1997 from 21.3% for the six months ended June 30, 1996. This percentage increase was primarily due to the dollar increase in production expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $54,634 (70.1%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) the decrease in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 4.9% for the six months ended June 30, 1997 from 12.6% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion and amortization discussed above.

     The I-C Partnership recognized a non-cash charge against earnings of $4,679 for the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-C Partnership s adoption of SFAS No. 121. No similar charge was necessary during the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 12.1% for the six months ended June 30, 1997 from 9.0% for the six months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     The Limited Partners have received cash distributions through June 30, 1997 totaling $7,754,300 or 87.28% of Limited Partners' capital contributions.

     I-D PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                        Three Months Ended June 30,
                                        ---------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $332,197        $474,502
      Oil and gas production expenses   $ 67,907        $ 62,369
      Barrels produced                     3,700           5,544
      Mcf produced                       124,332         148,076
      Average price/Bbl                 $  17.98        $  19.02
      Average price/Mcf                 $   2.14        $   2.49

     As shown in the table above, total oil and gas sales decreased $142,305 (30.0%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $35,000 and $59,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $43,000 was related to the decrease in the average price of gas sold. Volumes of oil and gas sold decreased 1,844 barrels and 23,744 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in volumes of oil and gas sold resulted primarily from the shutting-in of one well due to a workover during the three months ended June 30, 1997 in order to improve the recovery of reserves. Average oil and gas prices decreased to $17.98 per barrel and $2.14 per Mcf, respectively, for the three months ended June 30, 1997 from $19.02 per barrel and $2.49 per Mcf, respectively, for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $5,538 (8.9%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from (i) workover expenses incurred on one well during the three months ended June 30, 1997 in order to improve the recovery of reserves and (ii) a prior period adjustment made by the operator on another well for ad valorem taxes during the three months ended June 30, 1997, partially offset by (i) decreases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 20.4% for the three months ended June 30, 1997 from 13.1% for the three months ended June 30, 1996. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $21,598 (43.1%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 8.6% for the three months ended June 30, 1997 from 10.6% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses increased $1,461 (6.2%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from an increase in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 7.5% for the three months ended June 30, 1997 from 4.9% for the three months ended June 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                          Six Months Ended June 30,
                                          -------------------------
                                            1997          1996
                                          --------      --------
      Oil and gas sales                   $805,114      $881,138
      Oil and gas production expenses     $128,046      $132,146
      Barrels produced                       8,519        12,111
      Mcf produced                         258,049       284,181
      Average price/Bbl                   $  20.66      $  18.74
      Average price/Mcf                   $   2.44      $   2.30

     As shown in the table above, total oil and gas sales decreased $76,024 (8.6%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this decrease, approximately $67,000 and $60,000, respectively, were related to decreases in volumes of oil and gas sold, partially offset by increases of approximately $16,000 and $36,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 3,592 barrels and 26,132 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of oil and gas sold resulted primarily from the shutting-in of one well due to a workover during the six months ended June

     30, 1997 in order to improve the recovery of reserves. Average oil and gas prices increased to $20.66 per barrel and $2.44 per Mcf, respectively, for the six months ended June 30, 1997 from $18.74 per barrel and $2.30 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,100 (3.1%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses remained relatively constant at 15.9% for the six months ended June 30, 1997 and 15.0% for the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $38,442 (38.9%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 7.5% for the six months ended June 30, 1997 from 11.2% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion and amortization discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The I-D Partnership recognized a non-cash charge against earnings of $61,790 for the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-D Partnership s adoption of SFAS No. 121. Of this amount, $12,290 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $49,500 was related to impairment of unproved properties. No similar charge was necessary during the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 6.1% for the six months ended June 30, 1997 and 5.4% for the six months ended June 30, 1996.

     The Limited  Partners have  received  cash distributions  through
     June  30,  1997  totaling   $12,524,175  or  174.08%  of  Limited
     Partners' capital contributions.

     I-E PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                        Three Months Ended June 30,
                                        ---------------------------
                                           1997           1996
                                        ----------     -----------
      Oil and gas sales                 $1,459,697     $1,341,817
      Oil and gas production expenses   $  432,277     $  371,457
      Barrels produced                      20,166         17,640
      Mcf produced                         516,555        519,320
      Average price/Bbl                 $    18.39     $    18.63
      Average price/Mcf                 $     2.11     $     1.95

     As shown in the table above, total oil and gas sales increased $117,880 (8.8%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this increase, approximately $47,000 and $83,000, respectively, were related to increases in volumes of oil sold and the average price of gas sold, partially offset by decreases of approximately $5,000 and $5,000, respectively, related to decreases in the volumes of oil sold and the average price of gas sold. Volumes of oil sold increased 2,526 barrels, while volumes of gas sold decreased 2,765 Mcf for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Average oil prices decreased to $18.39 per barrel for the three months ended June 30, 1997 from $18.63 per barrel for the three months ended June 30, 1996. Average gas prices increased to $2.11 per Mcf for the three months ended June 30, 1997 from $1.95 per Mcf for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $60,820 (16.4%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from (i) recompletion expenses incurred on one well and workover expenses incurred on another well during the three months ended June 30, 1997 in order to improve the recovery of reserves and (ii) an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses remained relatively constant at 29.6% for the three months ended June 30, 1997 and 27.7% for the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $39,840 (16.5%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 13.8% for the three months ended June 30, 1997 from 18.0% for the three months ended June 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses increased $9,106 (6.9%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from an increase in professional fees and printing and postage expenses during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at

     9.6% for the three months ended June 30, 1997 and 9.8% for the three months ended June 30, 1996.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                          Six Months Ended June 30,
                                          -------------------------
                                             1997         1996
                                          ----------   ----------
      Oil and gas sales                   $3,211,446   $2,747,225
      Oil and gas production expenses     $  811,631   $  753,642
      Barrels produced                        39,108       37,573
      Mcf produced                         1,027,197    1,054,563
      Average price/Bbl                   $    20.63   $    18.52
      Average price/Mcf                   $     2.34   $     1.95

     As shown in the table above, total oil and gas sales increased $464,221 (16.9%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this increase, approximately $82,000 and $401,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $28,000 was related to the increase in the average price of oil sold, partially offset by a decrease of approximately $53,000 related to the decrease in volumes of gas sold. Volumes of oil sold increased 1,535 barrels, while volumes of gas sold decreased 27,366 Mcf for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Average oil and gas prices increased to $20.63 per barrel and $2.34 per Mcf, respectively, for the six months ended June 30, 1997 from $18.52 per barrel and $1.95 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $57,989 (7.7%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from (i) recompletion expenses incurred on one well and workover expenses incurred on another well during the six months ended June 30, 1997 in order to improve the recovery of reserves and (ii) an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 25.3% for the six months ended June 30, 1997 from 27.4% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $95,352 (19.3%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, this expense decreased to 12.4% for the six months ended June 30, 1997 from 18.0% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The I-E Partnership recognized a non-cash charge against earnings of $291,690 for the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-E Partnership s adoption of SFAS No. 121. Of this amount, $59,728 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $231,962 was related to impairment of unproved properties. No similar charge was necessary during the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 8.8% for the six months ended June 30, 1997 from 9.9% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited  Partners have  received  cash distributions  through
     June  30,  1997  totaling   $48,374,552  or  115.62%  of  Limited
     Partners' capital contributions.

     I-F PARTNERSHIP

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                        Three Months Ended June 30,
                                        ---------------------------
                                            1997          1996
                                          --------      --------
      Oil and gas sales                   $528,523      $415,160
      Oil and gas production expenses     $203,961      $160,865
      Barrels produced                       9,760         8,659
      Mcf produced                         145,741       129,464
      Average price/Bbl                   $  18.21      $  18.44
      Average price/Mcf                   $   2.41      $   1.97

     As shown in the table above, total oil and gas sales increased $113,363 (27.3%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this increase, approximately $20,000 and $32,000, respectively, were related to increases in volumes of oil and gas sold and approximately $64,000 was related to an increase in the average price of gas sold. Volumes of oil and gas sold increased 1,101 barrels and 16,277 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Average oil prices decreased to $18.21 per barrel for the three months ended June 30, 1997 from $18.44 per barrel for the three months ended June 30, 1996. Average gas prices increased to $2.41 per Mcf for the three months ended June 30, 1997 from $1.97 per Mcf for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $43,096 (26.8%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from (i) recompletion expenses incurred on one well and workover expenses incurred on another well during the three months ended June 30, 1997 in order to improve the recovery of reserves and (ii) the increases in volumes of oil and gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 38.6% for the three months ended June 30, 1997 and 38.7% for the three months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $17,358 (21.5%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 12.0% for the three months ended June 30, 1997 from 19.4% for the three months ended June 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     General and administrative expenses increased $2,984 (6.6%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from an increase in professional fees and printing and postage expenses during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 9.2% for the three months ended June 30, 1997 from 11.0% for the three months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                        Six Months Ended June 30,
                                       -------------------------
                                           1997           1996
                                        ----------      --------
      Oil and gas sales                 $1,128,873      $920,516
      Oil and gas production expenses   $  372,243      $327,143
      Barrels produced                      19,522        18,667
      Mcf produced                         291,400       284,325
      Average price/Bbl                 $    20.65      $  18.44
      Average price/Mcf                 $     2.49      $   2.03

     As shown in the table above, total oil and gas sales increased $208,357 (22.6%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this increase, approximately $43,000 and $134,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $16,000 and $14,000, respectively, were related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 855 barrels and 7,075 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Average oil and gas prices increased to $20.65 per barrel and $2.49 per Mcf, respectively, for the six months ended June 30, 1997 from $18.44 per barrel and $2.03 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $45,100 (13.8%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from (i) recompletion expenses incurred on one well and workover expenses incurred on another well during the six months ended June 30, 1997 in order to improve the recovery of reserves, (ii) the increases in volumes of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 and (iii) an increase in production taxes associated with the increase in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 33.0% for the six months ended June 30, 1997 from 35.5% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $36,070 (22.2%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 11.2% for the six months ended June 30, 1997 from 17.7% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     The I-F Partnership recognized a non-cash charge against earnings of $114,631 for the six months ended June 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-F Partnership s adoption of SFAS No. 121. Of this amount, $20,908 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $93,723 was related to impairment of unproved properties. No similar charge was necessary during the six months ended June 30, 1996.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 8.6% for the six months ended June 30, 1997 from 10.2% for the six months ended June 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited  Partners have  received  cash distributions  through
     June  30,  1997  totaling   $16,308,664  or  113.88%  of  Limited
     Partners' capital contributions.

                      PART II:  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     As further described in the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K") the Partnerships are included in the subject matter of a class action lawsuit entitled "In Re: PaineWebber Limited Partnerships' Litigation", Case No. 94-CIV-8558, U.S. District Court, Southern District of New York. On July 30, 1997, the United States Court of Appeals for the Second Circuit issued an opinion affirming the terms of the federal district court's order confirming the settlement of this lawsuit. The terms of said settlement are described in the Form 10-K.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the I-B Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the I-C Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the I-D Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the I-E Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the I-F Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

               All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K:

          None.

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

                              (Registrant)


                         By: GEODYNE RESOURCES, INC.

                                General Partner



Date:  August 12, 1997   By:        /s/Dennis R. Neill
                            --------------------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   President



Date:  August 12, 1997   By:        /s/Patrick M. Hall
                            --------------------------------------
                                   (Signature)
                                   Patrick M. Hall
                                   Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
------    -----------------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-B's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-C's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-D's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-E's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-F's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

All other exhibits are omitted as inapplicable.