Form 10-Q
period 1997-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 1997-11-13
CIK 780200, 791067, 799178, 806613, 811031

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997

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
                              (Unaudited)

                                ASSETS

                                      September 30,  December 31,
                                          1997          1996
                                      ------------   ------------

CURRENT ASSETS:
  Cash and cash equivalents               $ 27,407      $ 13,805
  Accounts receivable:
   General Partner (Note 2)                    574           -
   Oil and gas sales                        31,005        54,636
                                          --------      --------
       Total current assets               $ 58,986      $ 68,441

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method            365,041       419,346

DEFERRED CHARGE                            121,350       121,350
                                          --------      --------
                                          $545,377      $609,137
                                          ========      ========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $  7,909      $ 17,298
  Gas imbalance payable                      4,982         4,982
                                          --------      --------
       Total current liabilities          $ 12,891      $ 22,280

ACCRUED LIABILITY                         $ 31,110      $ 31,110

PARTNERS' CAPITAL (DEFICIT):
  General Partner                        ($103,140)    ($102,526)
  Limited Partners, issued and
   outstanding, 11,958 units               604,516       658,273
                                          --------      --------
       Total Partners' capital            $501,376      $555,747
                                          --------      --------
                                          $545,377      $609,137
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                            1997          1996
                                          --------      --------

REVENUES:
  Oil and gas sales                        $45,296       $83,427
  Interest income                              265            33
  Gain on sale of oil and
   gas properties                              770           598
                                           -------       -------
                                           $46,331       $84,058

COSTS AND EXPENSES:
  Lease operating                          $25,878       $29,208
  Production tax                             3,053         5,384
  Depreciation, depletion, and
   amortization of oil and gas
   properties                                7,466        20,120
  General and administrative (Note 2)       13,457        14,122
                                           -------       -------
                                           $49,854       $68,834
                                           -------       -------

NET INCOME (LOSS)                         ($ 3,523)      $15,224
                                           =======       =======
GENERAL PARTNER - NET INCOME               $   109       $ 1,564
                                           =======       =======
LIMITED PARTNERS - NET INCOME (LOSS)      ($ 3,632)      $13,660
                                           =======       =======
NET INCOME (LOSS) per unit                ($   .30)      $  1.14
                                           =======       =======
UNITS OUTSTANDING                           11,958        11,958
                                           =======       =======

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                            1997          1996
                                          --------      --------

REVENUES:
  Oil and gas sales                       $236,834      $223,828
  Interest income                              565           272
  Gain on sale of oil and
   gas properties                              770           598
                                          --------      --------
                                          $238,169      $224,698

COSTS AND EXPENSES:
  Lease operating                         $ 74,387      $114,826
  Production tax                            15,933        13,304
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               35,728        54,887
  Impairment provision                      19,726           -
  General and administrative (Note 2)       49,834        48,396
                                          --------      --------
                                          $195,608      $231,413
                                          --------      --------

NET INCOME (LOSS)                         $ 42,561     ($  6,715)
                                          ========      ========
GENERAL PARTNER - NET INCOME              $  4,318      $  1,846
                                          ========      ========
LIMITED PARTNERS - NET INCOME
  (LOSS)                                  $ 38,243     ($  8,561)
                                          ========      ========
NET INCOME (LOSS) per unit                $   3.20     ($    .72)
                                          ========      ========
UNITS OUTSTANDING                           11,958        11,958
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          ---------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $ 42,561      ($ 6,715)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             35,728        54,887
   Impairment provision                     19,726           -
   Gain on sale of oil and gas
     properties                          (     770)     (    598)
   (Increase) decrease in accounts
      receivable - General Partner       (     574)        3,797
   (Increase) decrease in accounts
     receivable - oil and gas sales         23,631      (  5,945)
   Increase (decrease) in accounts
     payable                             (   9,389)        4,340
                                          --------       -------
  Net cash provided by operating
   activities                             $110,913       $49,766

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($  1,149)      $   -
  Proceeds from sale of oil and
   gas properties                              770           598
                                          --------       -------
  Net cash provided (used) by
   investing activities                  ($    379)      $   598

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($ 96,932)     ($72,288)
                                          --------       -------
  Net cash used by financing
   activities                            ($ 96,932)     ($72,288)
                                          --------       -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $ 13,602      ($21,924)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       13,805        25,001
                                          --------       -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $ 27,407       $ 3,077
                                          ========       =======

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                      September 30,  December 31,
                                          1997          1996
                                      -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  6,436       $218,437
  Accounts receivable:
   General Partner (Note 2)                   110         14,922
   Oil and gas sales                      149,134        163,306
                                         --------       --------
       Total current assets              $155,680       $396,665

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method           372,532        317,923

DEFERRED CHARGE                            66,882         66,882
                                         --------       --------
                                         $595,094       $781,470
                                         ========       ========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $ 21,107       $ 16,894
  General Partner (Note 2)                 65,000            -
                                         --------       --------
       Total current liabilities         $ 86,107       $ 16,894

ACCRUED LIABILITY                        $ 12,386       $ 12,386

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($ 88,388)     ($ 85,499)
  Limited Partners, issued and
   outstanding, 8,885 units               584,989        837,689
                                         --------       --------
       Total Partners' capital           $496,601       $752,190
                                         --------       --------
                                         $595,094       $781,470
                                         ========       ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                            1997          1996
                                          --------      --------

REVENUES:
  Oil and gas sales                       $203,427      $262,585
  Interest income                              673         1,904
  Gain (loss) on sale of oil and
   gas properties                              719     (  61,588)
                                          --------      --------
                                          $204,819      $202,901

COSTS AND EXPENSES:
  Lease operating                         $ 83,405      $ 70,575
  Production tax                            14,347        16,857
  Depreciation, depletion, and
   amortization of oil and gas
   properties                                9,384        29,872
  General and administrative (Note 2)       24,967        25,670
                                          --------      --------
                                          $132,103      $142,974
                                          --------      --------

NET INCOME                                $ 72,716      $ 59,927
                                          ========      ========
GENERAL PARTNER - NET INCOME              $  3,978      $  4,096
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $ 68,738      $ 55,831
                                          ========      ========
NET INCOME per unit                       $   7.74      $   6.28
                                          ========      ========
UNITS OUTSTANDING                            8,885         8,885
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                            1997          1996
                                          --------      --------

REVENUES:
  Oil and gas sales                       $675,402      $880,589
  Interest income                            3,461         4,591
  Loss on sale of oil and gas
   properties                            (   3,643)    (  61,588)
                                          --------      --------
                                          $675,220      $823,592

COSTS AND EXPENSES:
  Lease operating                         $207,922      $167,437
  Production tax                            40,946        51,911
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               32,670       107,792
  Impairment provision                       4,679           -
  General and administrative (Note 2)       82,034        81,418
                                          --------      --------
                                          $368,251      $408,558
                                          --------      --------

NET INCOME                                $306,969      $415,034
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 16,669      $ 24,834
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $290,300      $390,200
                                          ========      ========
NET INCOME per unit                       $  32.67      $  43.92
                                          ========      ========
UNITS OUTSTANDING                            8,885         8,885
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $306,969      $415,034
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             32,670       107,792
   Impairment provision                      4,679           -
   Loss on sale of oil and gas
     properties                              3,643        61,588
   Decrease in accounts receivable -
     General Partner                        14,812        16,765
   (Increase) decrease in accounts
     receivable - oil and gas sales         14,172     (   9,344)
   Increase in accounts payable              4,213         1,388
   Increase in accounts payable -
     General Partner                        65,000           -
                                          --------      --------
  Net cash provided by operating
   activities                             $446,158      $593,223

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   ($102,319)    ($  1,039)
  Proceeds from sale of oil and
   gas properties                            6,718        13,720
                                          --------      --------
  Net cash provided (used) by
   investing activities                  ($ 95,601)     $ 12,681

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($562,558)    ($558,168)
                                          --------      --------
  Net cash used by financing
   activities                            ($562,558)    ($558,168)
                                          --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       ($212,001)     $ 47,736

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      218,437       115,815
                                          --------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $  6,436      $163,551
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1997         1996
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents              $  187,776   $  344,951
  Accounts receivable:
   Oil and gas sales                        227,871      306,857
                                         ----------   ----------
       Total current assets              $  415,647   $  651,808

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method             711,487      855,240

DEFERRED CHARGE                              98,015       98,015
                                         ----------   ----------
                                         $1,225,149   $1,605,063
                                         ==========   ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                       $   14,769   $   15,285
  Gas imbalance payable                      36,687       36,687
                                         ----------   ----------
       Total current liabilities         $   51,456   $   51,972

ACCRUED LIABILITY                        $   16,816   $   16,816

PARTNERS' CAPITAL (DEFICIT):
  General Partner                       ($   28,252) ($    4,248)
  Limited Partners, issued and
   outstanding, 7,195 units               1,185,129    1,540,523
                                         ----------   ----------
       Total Partners' capital           $1,156,877   $1,536,275
                                         ----------   ----------
                                         $1,225,149   $1,605,063
                                         ==========   ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                          --------     ----------

REVENUES:
  Oil and gas sales                       $312,571      $432,931
  Interest income                            2,537         3,273
  Gain on sale of oil and gas
   properties                                  137        29,553
                                          --------      --------
                                          $315,245      $465,757

COSTS AND EXPENSES:
  Lease operating                         $ 67,080      $ 39,072
  Production tax                            22,341        29,170
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               22,391        49,721
  General and administrative (Note 2)       21,276        21,811
                                          --------      --------
                                          $133,088      $139,774
                                          --------      --------

NET INCOME                                $182,157      $325,983
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 30,078      $ 55,368
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $152,079      $270,615
                                          ========      ========
NET INCOME per unit                       $  21.14      $  37.61
                                          ========      ========
UNITS OUTSTANDING                            7,195         7,195
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $1,117,685    $1,314,069
  Interest income                            7,924         7,527
  Gain on sale of oil and gas
   properties                               15,961        29,711
                                        ----------    ----------
                                        $1,141,570    $1,351,307

COSTS AND EXPENSES:
  Lease operating                       $  144,414    $  116,072
  Production tax                            73,053        84,316
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               82,678       148,450
  Impairment provision                      61,790           -
  General and administrative (Note 2)       70,643        69,798
                                        ----------    ----------
                                        $  432,578    $  418,636
                                        ----------    ----------

NET INCOME                              $  708,992    $  932,671
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $  125,386    $  159,555
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  583,606    $  773,116
                                        ==========    ==========
NET INCOME per unit                     $    81.11    $   107.45
                                        ==========    ==========
UNITS OUTSTANDING                            7,195         7,195
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                           1997          1996
                                       ------------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $  708,992    $  932,671
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             82,678       148,450
   Impairment provision                     61,790           -
   Gain on sale of oil and gas
     properties                        (    15,961)  (    29,711)
   Increase in accounts receivable -
     General Partner                           -     (     4,713)
   (Increase) decrease in accounts
     receivable - oil and gas sales         78,986   (    27,546)
   Decrease in accounts payable        (       516)  (    18,770)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $  915,969    $1,000,381

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($    1,129)  ($    9,673)
  Proceeds from sale of oil and
   gas properties                           16,375        48,273
                                        ----------    ----------
  Net cash provided by investing
   activities                           $   15,246    $   38,600

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,088,390)  ($  911,144)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($1,088,390)  ($  911,144)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($  157,175)   $  127,837

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      344,951       245,666
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  187,776    $  373,503
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1997         1996
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  749,577    $  894,887
  Accounts receivable:
   Oil and gas sales                       865,472     1,233,074
                                        ----------    ----------
       Total current assets             $1,615,049    $2,127,961

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          4,839,988     5,621,729

DEFERRED CHARGE                            822,824       822,824
                                        ----------    ----------
                                        $7,277,861    $8,572,514
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $  108,010    $  118,262
  Gas imbalance payable                    124,200       124,200
                                        ----------    ----------
       Total current liabilities        $  232,210    $  242,462

ACCRUED LIABILITY                       $  142,663    $  142,663

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($  220,458)  ($  113,140)
  Limited Partners, issued and
   outstanding, 41,839 units             7,123,446     8,300,529
                                        ----------    ----------
       Total Partners' capital          $6,902,988    $8,187,389
                                        ----------    ----------
                                        $7,277,861    $8,572,514
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $1,293,478    $1,477,515
  Interest income                            9,123        11,701
  Gain on sale of oil and gas
   properties                                  -         243,054
                                        ----------    ----------
                                        $1,302,601    $1,732,270

COSTS AND EXPENSES:
  Lease operating                       $  333,931    $  236,425
  Production tax                            86,655        99,763
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              191,363       274,651
  General and administrative (Note 2)      123,707       126,205
                                        ----------    ----------
                                        $  735,656    $  737,044
                                        ----------    ----------

NET INCOME                              $  566,945    $  995,226
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $  110,464    $  186,420
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  456,481    $  808,806
                                        ==========    ==========
NET INCOME per unit                     $    10.91    $    19.33
                                        ==========    ==========
UNITS OUTSTANDING                           41,839        41,839
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $4,504,924    $4,224,740
  Interest income                           26,047        23,066
  Gain on sale of oil and gas
   properties                               62,609       246,113
                                        ----------    ----------
                                        $4,593,580    $4,493,919

COSTS AND EXPENSES:
  Lease operating                       $  928,397    $  809,169
  Production tax                           303,820       280,661
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              590,946       769,586
  Impairment provision                     291,690           -
  General and administrative (Note 2)      406,281       399,380
                                        ----------    ----------
                                        $2,521,134    $2,258,796
                                        ----------    ----------

NET INCOME                              $2,072,446    $2,235,123
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $  430,529    $  439,991
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $1,641,917    $1,795,132
                                        ==========    ==========
NET INCOME per unit                     $    39.24    $    42.91
                                        ==========    ==========
UNITS OUTSTANDING                           41,839        41,839
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                            1997         1996
                                        -----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $2,072,446    $2,235,123
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            590,946       769,586
   Impairment provision                    291,690           -
   Gain on sale of oil and gas
     properties                        (    62,609)  (   246,113)
   Increase in accounts receivable -
     General Partner                           -     (    58,137)
   (Increase) decrease in accounts
     receivable - oil and gas sales        367,602   (    88,820)
   Decrease in accounts payable        (    10,252)  (    85,850)
                                        ----------    ----------
  Net cash provided by operating
   activities                           $3,249,823    $2,525,789

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($  118,823)  ($   33,788)
  Proceeds from sale of oil and
   gas properties                           80,537       348,935
                                        ----------    ----------
  Net cash provided (used) by
   investing activities                ($   38,286)   $  315,147

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($3,356,847)  ($2,382,372)
                                        ----------    ----------
  Net cash used by financing
   activities                          ($3,356,847)  ($2,382,372)
                                        ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($  145,310)   $  458,564

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      894,887       734,316
                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  749,577    $1,192,880
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED BALANCE SHEETS
                              (Unaudited)

                                ASSETS

                                       September 30, December 31,
                                           1997         1996
                                       ------------- ------------

CURRENT ASSETS:
  Cash and cash equivalents             $  255,080    $  339,064
  Accounts receivable:
   Oil and gas sales                       308,546       431,888
                                        ----------    ----------
       Total current assets             $  563,626    $  770,952

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method          1,476,274     1,746,830

DEFERRED CHARGE                            465,201       465,201
                                        ----------    ----------
                                        $2,505,101    $2,982,983
                                        ==========    ==========

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                      $   54,072    $   47,364
  Gas imbalance payable                     45,279        45,279
                                        ----------    ----------
       Total current liabilities        $   99,351    $   92,643

ACCRUED LIABILITY                       $  103,790    $  103,790

PARTNERS' CAPITAL (DEFICIT):
  General Partner                      ($   63,933)  ($   59,110)
  Limited Partners, issued and
   outstanding, 14,321 units             2,365,893     2,845,660
                                        ----------    ----------
       Total Partners' capital          $2,301,960    $2,786,550
                                        ----------    ----------
                                        $2,505,101    $2,982,983
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   COMBINED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                            1997          1996
                                          --------     ---------

REVENUES:
  Oil and gas sales                       $451,008      $519,278
  Interest income                            3,067         4,727
  Gain on sale of oil and
   gas properties                              -         136,526
                                          --------      --------
                                          $454,075      $660,531

COSTS AND EXPENSES:
  Lease operating                         $173,542      $107,687
  Production tax                            28,227        29,988
  Depreciation, depletion, and
   amortization of oil and gas
   properties                               61,024        75,634
  General and administrative (Note 2)       42,342        43,954
                                          --------      --------
                                          $305,135      $257,263
                                          --------      --------

NET INCOME                                $148,940      $403,268
                                          ========      ========
GENERAL PARTNER - NET INCOME              $ 30,425      $ 70,678
                                          ========      ========
LIMITED PARTNERS - NET INCOME             $118,515      $332,590
                                          ========      ========
NET INCOME per unit                       $   8.28      $  23.22
                                          ========      ========
UNITS OUTSTANDING                           14,321        14,321
                                          ========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   COMBINED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                           1997          1996
                                        ----------    ----------

REVENUES:
  Oil and gas sales                     $1,579,881    $1,439,794
  Interest income                            8,781         8,155
  Gain on sale of oil and
   gas properties                           46,356       137,246
                                        ----------    ----------
                                        $1,635,018    $1,585,195

COSTS AND EXPENSES:
  Lease operating                       $  472,591    $  373,106
  Production tax                           101,421        91,712
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              187,670       238,350
  Impairment provision                     114,631           -
  General and administrative (Note 2)      139,601       138,235
                                        ----------    ----------
                                        $1,015,914    $  841,403
                                        ----------    ----------

NET INCOME                              $  619,104    $  743,792
                                        ==========    ==========
GENERAL PARTNER - NET INCOME            $  133,871    $  144,023
                                        ==========    ==========
LIMITED PARTNERS - NET INCOME           $  485,233    $  599,769
                                        ==========    ==========
NET INCOME per unit                     $    33.88    $    41.88
                                        ==========    ==========
UNITS OUTSTANDING                           14,321        14,321
                                        ==========    ==========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
           GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                   COMBINED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)

                                            1997          1996
                                       ------------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $  619,104      $743,792
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            187,670       238,350
   Impairment provision                    114,631           -
   Gain on sale of oil and gas
     properties                        (    46,356)    ( 137,246)
   Increase in accounts receivable -
     General Partner                           -       (  60,162)
   Decrease in accounts receivable -
     oil and gas sales                     123,342        21,550
   Increase (decrease) in accounts
     payable                                 6,708     (  24,833)
                                        ----------      --------
  Net cash provided by operating
   activities                           $1,005,099      $781,451

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                 ($   43,416)    ($ 14,957)
  Proceeds from sale of oil and
   gas properties                           58,027       189,749
                                        ----------      --------
  Net cash provided by investing
   activities                           $   14,611      $174,792

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                   ($1,103,694)    ($840,443)
                                        ----------      --------
  Net cash used by financing
   activities                          ($1,103,694)    ($840,443)
                                        ----------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     ($   83,984)     $115,800

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      339,064       272,653
                                        ----------      --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $  255,080      $388,453
                                        ==========      ========

       The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME I LIMITED PARTNERSHIPS
         CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The combined balance sheets as of September 30, 1997, combined statements of operations for the three and nine months ended September 30, 1997 and 1996 and combined statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by Geodyne Resources, Inc., the general partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 1997, the combined results of operations for the three and nine months ended September 30, 1997 and 1996 and the combined cash flows for the nine months ended September 30, 1997 and 1996.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal", requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field. SFAS No. 121 provides that if the unamortized costs of oil and gas properties for each field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The Partnerships recorded a non-cash charge against earnings (impairment provision) during the nine months ended September 30, 1997 pursuant to SFAS No. 121 as follows:

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     The    Partnerships'    Partnership   Agreements    provide   for
     reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 1997 the following payments were made to the General Partner or its affiliates by the Partnerships:

                          Direct General       Administrative
        Partnership      and Administrative       Overhead
        -----------      ------------------    --------------
            I-B                $2,144             $ 11,313
            I-C                 1,585               23,382
            I-D                 1,290               19,986
            I-E                 7,487              116,220
            I-F                 2,562               39,780

     During the nine months ended September 30, 1997 the following payments were made to the General Partner or its affiliates by the Partnerships:

                          Direct General       Administrative
        Partnership      and Administrative       Overhead
        -----------      ------------------    --------------
            I-B               $15,895             $ 33,939
            I-C                11,888               70,146
            I-D                10,685               59,958
            I-E                57,621              348,660
            I-F                20,261              119,340

     Affiliates   of  the   Partnerships   operate   certain  of   the
     Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

     The  I-C  Partnership  recorded  a receivable  from  the  General
     Partner at December 31, 1996 in the amount of $14,452 for proceeds due to the I-C Partnership from the sale of oil and gas properties during the fourth quarter of 1996. Subsequent to December 31, 1996 such receivable was collected by the I-C Partnership. The I-C Partnership also recorded a receivable from the General Partner at December 31, 1996 in the amount of $470 due to indirect general and administrative expenses during the fourth quarter of 1996 exceeding the reimbursable indirect limit imposed by the advisory agreement between Samson Investment Company, PaineWebber Incorporated, and Geodyne (the "Advisory Agreement"). Such receivable was collected by the I-C Partnership during the first quarter of 1997.

     The receivable at September 30, 1997 for the I-B and I-C Partnerships represented proceeds due to such Partnerships for the sale of oil and gas properties during the third quarter of 1997. Subsequent to September 30, 1997 such receivable was collected by the I-B and I-C Partnerships.

     The I-C Partnership had a payable due to the General Partner of $65,000 at September 30, 1997 included in accounts payable. This payable represents an advance made by the General Partner for working capital needs incurred as a result of a well recompleted in July 1997. The Partnership repaid $30,000 of this liability during October 1997 and expects to repay the remainder during November 1997. No interest has been charged by the General Partner on the accounts payable.

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

     Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. The I-C Partnership experienced negative cash flow during the three months ended September 30, 1997 due to capital expenditures of approximately $100,000 for the successful recompletion of one well. Management believes the negative cash flow for the I-C Partnership during the third quarter of 1997 was an isolated event and does not anticipate similar negative cash flows in the future. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 1997 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations of the Partnerships.

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

     I-B PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                          1997            1996
                                         -------         -------
      Oil and gas sales                  $45,296         $83,427

      Oil and gas production expenses    $28,931         $34,592
      Barrels produced                       515             529
      Mcf produced                        16,820          34,787
      Average price/Bbl                  $ 18.51         $ 23.68
      Average price/Mcf                  $  2.13         $  2.04

     As shown in the table above, total oil and gas sales decreased $38,131 (45.7%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $37,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 14 barrels and 17,967 Mcf, respectively for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from positive prior period volume adjustments made by the purchasers on three wells during the three months ended September 30, 1996. Average oil prices decreased to $18.51 per barrel for the three months ended September 30, 1997 from $23.68 per barrel for the three months ended September 30, 1996. Average gas prices increased to $2.13 per Mcf for the three months ended September 30, 1997 from $2.04 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,661 (16.4%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) the decrease in volumes of gas sold for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, which decrease was partially offset by recompletion expenses incurred on one well during the three months ended September 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 63.9% for the three months ended September 30, 1997 from 41.5% for the three months ended September 30, 1996. This percentage increase was primarily due to the recompletion expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $12,654 (62.9%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from the decrease in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 16.5% for the three months ended September 30, 1997 from 24.1% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 29.7% for the three months ended September 30, 1997 from 16.9% for the three months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Nine Months Ended September 30,
                                   -------------------------------
                                            1997          1996
                                          --------      --------
      Oil and gas sales                   $236,834      $223,828
      Oil and gas production expenses     $ 90,320      $128,130
      Barrels produced                       1,628         1,842
      Mcf produced                          85,508        92,509
      Average price/Bbl                   $  19.54      $  20.42
      Average price/Mcf                   $   2.40      $   2.01

     As shown in the table above, total oil and gas sales increased $13,006 (5.8%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this increase, approximately $33,000 was related to an increase in the average price of gas sold, which increase was partially offset by decreases of approximately $4,000 and $14,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 214 barrels and 7,001 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Average oil prices decreased to $19.54 per barrel for the nine months ended September 30, 1997 from $20.42 per barrel for the nine months ended September 30, 1996. Average gas prices increased to $2.40 per Mcf for the nine months ended September 30, 1997 from $2.01 per Mcf for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $37,810 (29.5%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) the sale of one well during the nine months ended September 30, 1996, (ii) workover expenses incurred on two wells during the nine months ended September 30, 1996 in order to improve the recovery of reserves and (iii) decreases in volumes of oil and gas sold for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 38.1% for the nine months ended September 30, 1997 from 57.2% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $19,159 (34.9%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from an upward revision in the estimate of remaining gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 15.1% for the nine months ended September 30, 1997 from 24.5% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     The I-B Partnership recognized a non-cash charge against earnings of $19,726 for the nine months ended September 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-B Partnership s adoption of SFAS No. 121. Of this amount, $17,233 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $2,493 was related to impairment of unproved properties. No similar charge was necessary during the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 21.0% for the nine months ended September 30, 1997 from 21.6% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited Partners have received cash distributions through September 30, 1997 totaling $6,522,527 or 54.55% of Limited Partners' capital contributions.

     I-C PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                  Three Months Ended September 30,
                                  --------------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $203,427        $262,585
      Oil and gas production expenses   $ 97,752        $ 87,432
      Barrels produced                     5,660           6,267
      Mcf produced                        38,365          45,761
      Average price/Bbl                 $  17.12        $  21.00
      Average price/Mcf                 $   2.78        $   2.86

     As shown in the table above, total oil and gas sales decreased $59,158 (22.5%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $13,000 and $21,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $22,000 was related to the decrease in the average price of oil sold. Volumes of oil and gas sold decreased 607 barrels and 7,396 Mcf, respectively, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from the shutting-in of one well due to a workover during the three months ended September 30, 1997 in order to improve the recovery of reserves. Average oil and gas prices decreased to $17.12 per barrel and $2.78 per Mcf, respectively, for the three months ended September 30, 1997 from $21.00 per barrel and $2.86 per Mcf, respectively, for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $10,320 (11.8%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase resulted primarily from workover expenses incurred on one well during the three months ended September 30, 1997 in order to improve the recovery of reserves, which increase was partially offset by decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 48.1% for the three months ended September 30, 1997 from 33.3% for the three months ended September 30, 1996. This percentage increase was primarily due to the workover expenses discussed above and the decrease in the average prices of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $20,488 (68.6%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 4.6% for the three months ended September 30, 1997 from 11.4% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 12.3% for the three months ended September 30, 1997 from 9.8% for the three months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Nine Months Ended September 30,
                                   -------------------------------
                                            1997          1996
                                          --------      --------
      Oil and gas sales                   $675,402      $880,589
      Oil and gas production expenses     $248,868      $219,348
      Barrels produced                      16,882        21,301
      Mcf produced                         128,019       173,007
      Average price/Bbl                   $  18.99      $  19.25
      Average price/Mcf                   $   2.77      $   2.72

     As shown in the table above, total oil and gas sales decreased $205,187 (23.3%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $85,000 and $122,000, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 4,419 barrels and 44,988 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of oil and gas sold resulted primarily from the shutting-in of three wells due to workovers during the nine months ended September 30, 1997 in order to improve the recovery of reserves. Average oil prices decreased to $18.99 per barrel for the nine months ended September 30, 1997 from $19.25 per barrel for the nine months ended September 30, 1996. Average gas prices increased to $2.77 per Mcf for the nine months ended September 30, 1997 from $2.72 per Mcf for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $29,520 (13.5%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This increase resulted primarily from workover expenses incurred on three wells during the nine months ended September 30, 1997 in order to improve the recovery of reserves, which increase was partially offset by decreases in volumes of oil and gas sold for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 36.8% for the nine months ended September 30, 1997 from 24.9% for the nine months ended September 30, 1996. This percentage increase was primarily due to the workover expenses discussed above and the decrease in the average price of oil sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $75,122 (69.7%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 4.8% for the nine months ended September 30, 1997 from 12.2% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     The I-C Partnership recognized a non-cash charge against earnings of $4,679 for the nine months ended September 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-C Partnership s adoption of SFAS No. 121. No similar charge was necessary during the nine months ended September 30, 1996.


     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 12.1% for the nine months ended September 30, 1997 from 9.2% for the nine months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     The Limited Partners have received cash distributions through September 30, 1997 totaling $7,881,300 or 88.70% of Limited Partners' capital contributions.

     I-D PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                          1997            1996
                                        --------        --------
      Oil and gas sales                 $312,571        $432,931
      Oil and gas production expenses   $ 89,421        $ 68,242
      Barrels produced                     3,803           5,475
      Mcf produced                       101,830         146,871
      Average price/Bbl                 $  16.85        $  21.17
      Average price/Mcf                 $   2.44        $   2.16

     As shown in the table above, total oil and gas sales decreased $120,360 (27.8%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $35,000 and $97,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $16,000 was related to a decrease in the average price of oil sold, which decrease was partially offset by an increase of approximately $29,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 1,672 barrels and 45,041 Mcf, respectively, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of oil sold resulted primarily from (i) the shutting-in of one well due to a workover during the three months ended September 30, 1997 in order to improve the recovery of reserves and (ii) positive prior period volume adjustments made by the purchaser on another well during the three months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) the shutting-in of one well due to a workover during the three months ended September 30, 1997 in order to improve the recovery of reserves,
     (ii) the abandonment of one well during the three months ended September 30, 1997 and (iii) positive prior period volume adjustments made by the purchaser on one well during the three months ended September 30, 1996. Average oil prices decreased to $16.85 per barrel for the three months ended September 30, 1997 from $21.17 per barrel for the three months ended September 30, 1996. Average gas prices increased to $2.44 per Mcf for the three months ended September 30, 1997 from $2.16 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $21,179 (31.0%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase resulted primarily from workover expenses incurred on two wells during the three months ended September 30, 1997 in order to improve the recovery of reserves, which increase was partially offset by (i) decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 28.6% for the three months ended September 30, 1997 from 15.8% for the three months ended September 30, 1996. This percentage increase was primarily due to the workover expenses discussed above and the decrease in the average price of oil sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $27,330 (55.0%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 7.2% for the three months ended September 30, 1997 from 11.5% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 6.8% for the three months ended September 30, 1997 from 5.0% for the three months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.
                                   Nine Months Ended September 30,
                                   -------------------------------
                                           1997           1996
                                        ----------     ----------
      Oil and gas sales                 $1,117,685     $1,314,069
      Oil and gas production expenses   $  217,467     $  200,388
      Barrels produced                      12,322         17,586
      Mcf produced                         359,879        431,052
      Average price/Bbl                 $    19.48     $    19.50
      Average price/Mcf                 $     2.44     $     2.25

     As shown in the table above, total oil and gas sales decreased $196,384 (14.9%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $103,000 and $160,000, respectively, were related to decreases in volumes of oil and gas sold, which decrease was partially offset by an increase of approximately $68,000 relating to an increase in the average price of gas sold.

     Volumes of oil and gas sold decreased 5,264 barrels and 71,173 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in volumes of oil sold resulted primarily from (i) the shutting-in of one well due to a workover during the nine months ended September 30, 1997 in order to improve the recovery of reserves and (ii) positive prior period volume adjustments made by the purchaser on another well during the nine months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) the shutting-in of one well due to a workover during the nine months ended September 30, 1997 in order to improve the recovery of reserves and (ii) the abandonment of another well during the nine months ended September 30, 1997. Average oil prices decreased to $19.48 per barrel for the nine months ended September 30, 1997 from $19.50 per barrel for the nine months ended September 30, 1996. Average gas prices increased to $2.44 per Mcf for the nine months ended September 30, 1997 from $2.25 per Mcf for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $17,079 (8.5%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This increase resulted primarily from workover expenses incurred on two wells during the nine months ended September 30, 1997 in order to improve the recovery of reserves, which increase was partially offset by decreases in volumes of oil and gas sold for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 19.5% for the nine months ended September 30, 1997 from 15.2% for the nine months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above and workover expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $65,772 (44.3%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 7.4% for the nine months ended September 30, 1997 from 11.3% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     The I-D Partnership recognized a non-cash charge against earnings of $61,790 for the nine months ended September 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-D Partnership s adoption of SFAS No. 121. Of this amount, $12,290 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $49,500 was related to impairment of unproved properties. No similar charge was necessary during the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 6.3% for the nine months ended September 30, 1997 from 5.3% for the nine months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     The Limited Partners have received cash distributions through September 30, 1997 totaling $12,758,175 or 177.33% of Limited Partners' capital contributions.

     I-E PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                           1997           1996
                                        ----------     ----------
      Oil and gas sales                 $1,293,478     $1,477,515
      Oil and gas production expenses   $  420,586     $  336,188
      Barrels produced                      19,162         18,926
      Mcf produced                         489,327        596,752
      Average price/Bbl                 $    16.83     $    21.16
      Average price/Mcf                 $     1.98     $     1.80

     As shown in the table above, total oil and gas sales decreased $184,037 (12.5%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $193,000 was related to a decrease in volumes of gas sold and approximately $83,000 was related to a decrease in the average price of oil sold, which decrease was partially offset by an increase of approximately $88,000 related to an increase in the average price of gas sold. Volumes of oil sold increased 236 barrels while volumes of gas sold decreased 107,425 Mcf for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) the abandonment of one well during the three months ended September 30, 1997, (ii) positive prior period volume adjustments made by the purchaser on one well during the three months ended September 30, 1996 and (iii) normal declines in production due to diminished gas reserves on two wells. Average oil prices decreased to $16.83 per barrel for the three months ended September 30, 1997 from $21.16 per barrel for the three months ended September 30, 1996. Average gas prices increased to $1.98 per Mcf for the three months ended September 30, 1997 from $1.80 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $84,398 (25.1%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase resulted primarily from (i) workover expenses incurred on two wells during the three months ended September 30, 1997 in order to improve the recovery of reserves, (ii) lease operating expense credits made by the operator on one well during the three months ended September 30, 1996 and (iii) increased salt water disposal expenses on one well during the three months ended September 30, 1997, which increase was partially offset by (i) decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended
     September  30,  1996  and (ii)  a  decrease  in  production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 32.5% for the three months ended September 30, 1997 from 22.8% for the three months ended September 30, 1996. This percentage increase was primarily due to the dollar increase in oil and gas production expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $83,288 (30.3%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) decreases in volumes of oil and gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 14.8% for the three months ended September 30, 1997 from 18.6% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 9.6% for the three months ended September 30, 1997 from 8.5% for the three months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Nine Months Ended September 30,
                                   -------------------------------
                                             1997         1996
                                          ----------   ----------
      Oil and gas sales                   $4,504,924   $4,224,740
      Oil and gas production expenses      1,232,217    1,089,830
      Barrels produced                        58,270       56,499
      Mcf produced                         1,516,524    1,651,315
      Average price/Bbl                   $    19.38   $    19.40
      Average price/Mcf                   $     2.23   $     1.89

     As shown in the table above, total oil and gas sales increased $280,184 (6.6%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this increase, approximately $516,000 was related to an increase in the average price of gas sold and approximately $34,000 was related to an increase in volumes of oil sold, which increase was partially offset by a decrease of approximately $255,000 relating to a decrease in volumes of gas sold. Volumes of oil sold increased 1,771 barrels, while volumes of gas sold decreased 134,791 Mcf for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Average oil prices decreased to $19.38 per barrel for the nine months ended September 30, 1997 from $19.40 per barrel for the nine months ended September 30, 1996. Average gas prices increased to $2.23 per Mcf for the nine months ended September 30, 1997 from $1.89 per Mcf for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $142,387 (13.1%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This increase resulted primarily from (i) workover expenses incurred on three wells during the nine months ended September 30, 1997 in order to improve the recovery of reserves and (ii) recompletion expenses incurred on one well during the nine months ended September 30, 1997 in order to improve the recovery of reserves, which increase was partially offset by decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 27.4% for the nine months ended September 30, 1997 from 25.8% for the nine months ended September 30, 1996.

     Depreciation, depletion, and amortization of oil and gas properties decreased $178,640 (23.2%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 13.1% for the nine months ended September 30, 1997 from 18.2% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     The I-E Partnership recognized a non-cash charge against earnings of $291,690 for the nine months ended September 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-E Partnership s adoption of SFAS No. 121. Of this amount, $59,728 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $231,962 was related to impairment of unproved properties. No similar charge was necessary during the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.0% for the nine months ended September 30, 1997 and 9.5% for the nine months ended September 30, 1996.

     The Limited Partners have received cash distributions through September 30, 1997 totaling $49,095,552 or 117.34% of Limited Partners' capital contributions.

     I-F PARTNERSHIP

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                            1997          1996
                                          --------      --------
      Oil and gas sales                   $451,008      $519,278
      Oil and gas production expenses     $201,769      $137,675
      Barrels produced                       9,796         9,156
      Mcf produced                         138,079       173,233
      Average price/Bbl                   $  16.92      $  21.38
      Average price/Mcf                   $   2.07      $   1.87

     As shown in the table above, total oil and gas sales decreased $68,270 (13.4%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Of this decrease, approximately $66,000 was related to a decrease in volumes of gas sold and approximately $44,000 was related to a decrease in the average price of oil sold, which decrease was partially offset by an increase of approximately $14,000 related to an increase in volumes of oil sold and an increase of approximately $28,000 related to an increase in the average price of gas sold. Volumes of oil sold increased 640 barrels, while volumes of gas sold decreased 35,154 Mcf for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in volumes of gas sold resulted primarily from (i) the decrease in production due to the abandonment of one well, (ii) positive prior period volume adjustments made by the purchasers on two wells during the three months ended September 30, 1996 and (iii) normal declines in production due to diminished gas reserves on two wells. Average oil prices decreased to $16.92 per barrel for the three months ended September 30, 1997 from $21.38 per barrel for the three months ended September 30, 1996. Average gas prices increased to $2.07 per Mcf for the three months ended September 30, 1997 from $1.87 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $64,094 (46.6%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase resulted primarily from (i) workover expenses incurred on three wells during the three months ended September 30, 1997 in order to improve the recovery of reserves, (ii) increased on-going general repair and maintenance expenses on one well during the three months ended September 30, 1996 and (iii) increased salt water disposal expenses on one well during the three months ended September 30, 1997, which increase was partially offset by a decrease in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 44.7% for the three months ended September 30, 1997 from 26.5% for the three months ended September 30, 1996. This percentage increase was primarily due to the dollar increase in oil and gas production expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $14,610 (19.3%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from a decrease in volumes of gas sold during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, this expense remained relatively constant at 13.5% for the three months ended September 30, 1997 from 14.6% for the three months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 9.4% for the three months ended September 30, 1997 from 8.5% for the three months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Nine months Ended September 30,
                                   -------------------------------
                                           1997           1996
                                        ----------     ----------
      Oil and gas sales                 $1,579,881     $1,439,794
      Oil and gas production expenses   $  574,012     $  464,818
      Barrels produced                      29,318         27,823
      Mcf produced                         429,479        457,558
      Average price/Bbl                 $    19.40     $    19.41
      Average price/Mcf                 $     2.35     $     1.97

     As shown in the table above, total oil and gas sales increased $140,087 (9.7%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this increase, approximately $163,000 was related to an increase in the average price of gas sold and approximately $29,000 was related to an increase in volumes of oil and gas sold, which increase was partially offset by a decrease of approximately $55,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,495 barrels, while volumes of gas sold decreased 28,079 Mcf for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Average oil prices decreased to $19.40 per barrel for the nine months ended September 30, 1997 from $19.41 per barrel for the nine months ended September 30, 1996. Average gas prices increased to $2.35 per Mcf for the nine months ended September 30, 1997 from $1.97 per Mcf for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $109,194 (23.5%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This increase resulted primarily from (i) workover expenses incurred on three wells during the nine months ended September 30, 1997 in order to improve the recovery of reserves and (ii) recompletion expenses incurred on one well during the nine months ended September 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 36.3% for the nine months ended September 30, 1997 from 32.3% for the nine months ended September 30, 1996. This percentage increase was primarily due to the dollar increase in oil and gas production expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $50,680 (21.3%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 11.9% for the nine months ended September 30, 1997 from 16.6% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price of gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     The I-F Partnership recognized a non-cash charge against earnings of $114,631 for the nine months ended September 30, 1997. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties, in accordance with the I-F Partnership s adoption of SFAS No. 121. Of this amount, $20,908 was related to the decline in oil and gas prices used to determine the recoverability of oil and gas reserves at March 31, 1997 and $93,723 was related to impairment of unproved properties. No similar charge was necessary during the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses decreased to 8.8% for the nine months ended September 30, 1997 from 9.6% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

     The Limited Partners have received cash distributions through September 30, 1997 totaling $16,554,664 or 115.60% of Limited Partners' capital contributions.

                           PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the I-B Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.2 Financial Data Schedule containing summary financial information extracted from the I-C Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.3 Financial Data Schedule containing summary financial information extracted from the I-D Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.4 Financial Data Schedule containing summary financial information extracted from the I-E Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          27.5 Financial Data Schedule containing summary financial information extracted from the I-F Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

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

                              (Registrant)


                         By: GEODYNE RESOURCES, INC.

                              General Partner



Date:  November 13, 1997 By:        /s/Dennis R. Neill
                            --------------------------------------
                                   (Signature)
                                   Dennis R. Neill
                                   President



Date:  November 13, 1997 By:        /s/Patrick M. Hall
                            --------------------------------------
                                   (Signature)
                                   Patrick M. Hall
                                   Principal Accounting Officer

                           INDEX TO EXHIBITS
                           -----------------

NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-B's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-C's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-D's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-E's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-F's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.