Form 10-K405
period 1997-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 1998-02-19
CIK 780200, 791067, 799178, 806613, 811031

FORM 10-K405
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997

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

                   DOCUMENTS INCORPORATED BY REFERENCE: None

                                 FORM 10-K405
                              TABLE OF CONTENTS


PART I.......................................................................1
      ITEM 1.     BUSINESS...................................................1
      ITEM 2.     PROPERTIES.................................................6
      ITEM 3.     LEGAL PROCEEDINGS.........................................17
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......19

PART II.....................................................................20
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......20
      ITEM 6.     SELECTED FINANCIAL DATA...................................23
      ITEM 7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................28
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............47
      ITEM 9.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................47

PART III....................................................................47
      ITEM 10.    DIRECTORS  AND  EXECUTIVE   OFFICERS  OF  THE  GENERAL
                  PARTNER...................................................47
      ITEM 11.    EXECUTIVE COMPENSATION....................................48
      ITEM 12.    SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND
                  MANAGEMENT................................................55
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............56

PART IV.....................................................................58
      ITEM 14.    EXHIBITS,  FINANCIAL STATEMENT SCHEDULES,  AND REPORTS
                  ON FORM 8-K...............................................58

SIGNATURES..................................................................62

                                    PART I.


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

                                              Date of
                      Partnership           Activation
                      -----------       ------------------

                          I-B           July 12, 1985
                          I-C           December 20, 1985
                          I-D           March 4, 1986
                          I-E           September 10, 1986
                          I-F           December 16, 1986

      Immediately following activation, each Partnership invested as a general partner in a separate Oklahoma general partnership which actually conducts the Partnerships' production operations. Geodyne serves as managing partner of such general partnerships. Unless the context indicates otherwise, all references to any single Partnership or all of the Partnerships in this Annual Report on Form 10-K405 ("Annual Report") are references to the Partnership and its related general partnership, collectively. In addition, unless the context indicates otherwise, all references to the "General Partner" in this Annual Report are references to Geodyne as the general partner of the Partnerships, and as the managing partner of the related general partnerships.

      The General Partner currently serves as general partner of 29 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively, the "Samson Companies"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At December 31, 1997, the Samson Companies owned interests in approximately 13,000 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At

December 31, 1997, the Samson Companies operated approximately 2,500 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and the other Samson Companies. As of February 15, 1998, the Samson Companies employed approximately 820 persons. No employees are covered by collective bargaining agreements, and management believes that the Samson Companies provide a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (800) 283-1791.

      Pursuant to the terms of the Partnerships' partnership agreements (the "Partnership Agreements"), the Partnerships will terminate on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report, the General Partner has not determined whether to extend the term of any Partnership.


      Funding

      Although  the  Partnership  Agreements  permit each  Partnership  to incur borrowings, operations and expenses are currently funded out of each Partnership's revenues from oil and gas sales. The General Partner may, but is not required to, advance funds to a Partnership for the same purposes for which Partnership borrowings are authorized.


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

      The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and parts of 1997, however, were somewhat higher than those yearly averages. Gas prices are currently in the higher end of the 10-year average price range described above.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $3.57 per Mcf at December 31, 1996 to approximately $2.32 per Mcf at December 31, 1997. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last several months as well as expectations of at least a short-term slowdown in Asian energy demand, oil prices have recently been in the mid to lower portions of this pricing range, and in early 1998 dropped to as low as approximately $13.75 per barrel. It is not known whether this trend will continue. Prices for the Partnerships' oil decreased from approximately $23.75 per barrel at December 31, 1996 to approximately $16.25 per barrel at December 31, 1997.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1997. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Partnerships for at least the following year.
Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 1997:

   Partnership    Customer                                Percentage
   -----------    --------                                ----------

      I-B         Williams Energy Services Co.               24.4%
                  Byrd Operating Company                     18.7%
                  El Paso Energy Marketing
                    Company ("El Paso")                      12.6%

      I-C         Hallwood Petroleum ("Hallwood")            36.2%
                  Conoco, Inc. ("Conoco")                    30.3%
                  Koch Oil Company                           12.8%

      I-D         El Paso                                    35.5%
                  Hallwood                                   24.9%
                  Conoco                                     19.6%

      I-E         El Paso                                    51.3%

      I-F         El Paso                                    33.9%

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

      Regulation of Sales and Transportation of Oil and Gas -- Sales of crude oil and condensate are made by the Partnerships at market prices and are not subject to price controls. The sale of gas may be subject to both federal and state laws and regulations. The provisions of these laws and regulations are complex and affect all who produce, resell, transport, or purchase gas, including the Partnerships. Although virtually all of the Partnerships' gas production is not subject to price regulation, other regulations affect the availability of gas transportation services and the ability of gas consumers to continue to purchase or use gas at current levels. Accordingly, such regulations may have a material effect on the Partnerships' operations and projections of future oil and gas production and revenues.

      Future Legislation -- Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Because such laws and regulations are frequently amended or reinterpreted, management is unable to predict what additional energy legislation may be proposed or enacted or the future cost and impact of complying with existing or future regulations.

      Regulation of the Environment -- The Partnerships' operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with such laws and regulations, together with any penalties resulting from noncompliance may increase the cost of the Partnerships' operations or may affect the Partnerships' ability to timely complete existing or future activities. Management anticipates that various local, state, and federal environmental control agencies will have an increasing impact on oil and gas operations.

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

ITEM 2.  PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 1997.


                              Well Statistics(1)
                            As of December 31, 1997


P/ship        Number of Gross Wells(2)             Number of Net Wells(3)
------     -----------------------------      -------------------------------
           Total   Oil     Gas    N/A(4)      Total    Oil      Gas    N/A(4)
           -----  -----   -----   ------      -----   -----    -----   ------

I-B          79      2      77      -          3.31     .19     3.12      -
I-C          82      8      73       1         5.20    4.10     1.10      -
I-D         535      6     528       1         3.96     .15     3.81      -
I-E         851    269     581       1        33.32   12.57    20.58     .17
I-F         842    269     572       1        14.82    5.38     9.32     .12

----------

(1) The designation of a well as an oil well or gas well is made by the General Partner based on the relative amount of oil and gas reserves for the well. Regardless of a well's oil or gas designation, it may produce oil, gas, or both oil and gas.
(2) As used in this Annual Report, "gross well" refers to a well in which a working interest is owned, accordingly, the number of gross wells is the total number of wells in which a working interest is owned.
(3) As used in this Annual Report, "net well" refers to the sum of the fractional working interests owned in gross wells. For example, a 15% working interest in a well represents one gross well, but 0.15 net well.
(4)   Wells which have not been designated as oil or gas.

      Drilling Activities

      During 1997, the I-E and I-F Partnerships participated in the drilling of the Willamar Community E No. 9 well located in Willacy County, Texas. This well was completed as a producing oil well on June 11, 1997. The I-E and I-F Partnerships have an approximate 10.0% and 3.5% working interest, respectively, in this well. The I-B, I-C, and I-D Partnerships did not participate in any drilling activities during the year ended December 31, 1997.


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

                              Net Production Data

                                I-B Partnership
                                --------------

                                                  Year Ended December 31,
                                             --------------------------------
                                               1997        1996        1995
                                             --------    --------    --------
Production:
   Oil (Bbls)                                   2,277       2,297       4,628
   Gas (Mcf)                                  129,776     150,543     150,238

Oil and gas sales:
   Oil                                       $ 43,243    $ 48,565    $ 77,717
   Gas                                        315,039     315,487     176,333
                                              -------     -------     -------
     Total                                   $358,282    $364,052    $254,050
                                              =======     =======     =======
Total direct operating
   expenses                                  $136,300    $131,335    $161,109
                                              =======     =======     =======
Direct operating expenses
   as a percentage of oil
   and gas sales                                38.0%       36.1%       63.4%

Average sales price:
   Per barrel of oil                           $18.99      $21.14      $16.79
   Per Mcf of gas                                2.43        2.10        1.17

Direct operating expenses
   per equivalent Bbl of
   oil                                         $ 5.70      $ 4.80      $ 5.43

                              Net Production Data

                                I-C Partnership
                                ---------------

                                            Year Ended December 31,
                                      ------------------------------------
                                         1997         1996          1995
                                      ----------   ----------     --------
Production:
   Oil (Bbls)                           25,122         27,537       27,843
   Gas (Mcf)                           178,180        226,820      207,207

Oil and gas sales:
   Oil                                $469,154     $  554,281     $464,952
   Gas                                 482,524        626,815      343,483
                                       -------      ---------      -------
     Total                            $951,678     $1,181,096     $808,435
                                       =======      =========      =======
Total direct operating
   expenses                           $311,741     $  241,698     $275,197
                                       =======      =========      =======

Direct operating expenses
   as a percentage of oil
   and gas sales                         32.8%         20.5%         34.0%

Average sales price:
   Per barrel of oil                    $18.68        $20.13        $16.70
   Per Mcf of gas                         2.71          2.76          1.66

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 5.69        $ 3.70        $ 4.41

                              Net Production Data

                                I-D Partnership
                                ---------------

                                              Year Ended December 31,
                                      --------------------------------------
                                         1997          1996          1995
                                      ----------    ----------    ----------
Production:
   Oil (Bbls)                             18,760        21,291        22,427
   Gas (Mcf)                             510,113       577,657       577,969

Oil and gas sales:
   Oil                                $  355,605    $  429,150    $  368,704
   Gas                                 1,189,492     1,383,418       868,715
                                       ---------     ---------     ---------
     Total                            $1,545,097    $1,812,568    $1,237,419
                                       =========     =========     =========
Total direct operating
   expenses                           $  294,350    $  290,848    $  236,591
                                       =========     =========     =========

Direct operating expenses
   as a percentage of oil
   and gas sales                           19.1%         16.0%         19.1%

Average sales price:
   Per barrel of oil                      $18.96        $20.16        $16.44
   Per Mcf of gas                           2.33          2.39          1.50

Direct operating expenses
   per equivalent Bbl of
   oil                                    $ 2.84        $ 2.47        $ 1.99

                              Net Production Data

                                I-E Partnership
                                ---------------

                                              Year Ended December 31,
                                      --------------------------------------
                                         1997          1996          1995
                                      ----------    ----------    ----------
Production:
   Oil (Bbls)                             77,648        70,998        89,117
   Gas (Mcf)                           2,139,704     2,206,082     2,412,342

Oil and gas sales:
   Oil                                $1,462,528    $1,407,716    $1,490,590
   Gas                                 4,541,724     4,598,715     3,287,291
                                       ---------     ---------     ---------
     Total                            $6,004,252    $6,006,431    $4,777,881
                                       =========     =========     =========
Total direct operating
   expenses                           $1,771,150    $1,706,319    $1,481,529
                                       =========     =========     =========

Direct operating expenses
   as a percentage of oil
   and gas sales                           29.5%         28.4%         31.0%

Average sales price:
   Per barrel of oil                      $18.84        $19.83        $16.73
   Per Mcf of gas                           2.12          2.08          1.36

Direct operating expenses
   per equivalent Bbl of
   oil                                    $ 4.08        $ 3.89        $ 3.02

                              Net Production Data

                                I-F Partnership
                                ---------------

                                             Year Ended December 31,
                                      --------------------------------------
                                         1997          1996          1995
                                      ----------    ----------    ----------
Production:
   Oil (Bbls)                             38,725        35,577        45,101
   Gas (Mcf)                             571,101       652,692       711,486

Oil and gas sales:
   Oil                                $  730,010    $  704,023    $  749,300
   Gas                                 1,291,795     1,417,313     1,013,669
                                       ---------     ---------     ---------
     Total                            $2,021,805    $2,121,336    $1,762,969
                                       =========     =========     =========
Total direct operating
   expenses                           $  683,800    $  758,392    $  695,041
                                       =========     =========     =========

Direct operating expenses
   as a percentage of oil
   and gas sales                           33.8%         35.8%         39.4%

Average sales price:
   Per barrel of oil                      $18.85        $19.79        $16.61
   Per Mcf of gas                           2.26          2.17          1.42

Direct operating expenses
   per equivalent Bbl of
   oil                                    $ 5.11        $ 5.25        $ 4.25


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1997. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at December 31, 1997. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1996. Year-end prices have generally been higher than prices during the rest of the year. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 1997 will actually be realized for such production.

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

                              Proved Reserves and
                              Net Present Values
                             From Proved Reserves
                          As of December 31, 1997(1)

I-B Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                       712,042
     Oil and liquids (Bbls)                                           10,646

   Net present value (discounted at 10% per annum)               $   949,667

I-C Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                       793,819
     Oil and liquids (Bbls)                                           60,907

   Net present value (discounted at 10% per annum)               $ 1,175,670

I-D Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     1,939,247
     Oil and liquids (Bbls)                                           40,998

   Net present value (discounted at 10% per annum)               $ 2,775,789

I-E Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                    10,551,009
     Oil and liquids (Bbls)                                          399,673

   Net present value (discounted at 10% per annum)               $14,571,458

I-F Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     3,330,621
     Oil and liquids (Bbls)                                          197,431

   Net present value (discounted at 10% per annum)               $ 4,697,742
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



                                                     Significant Properties
                                                     ----------------------

                                                                      Wells
                                                                    Operated by
                                                                     Affiliates         Oil           Gas
                          Gross      Net      Other      Total      ------------      Reserves      Reserves       Present
     Basin                Wells     Wells     Wells(1)   Wells      Number    %        (Bbl)         (Mcf)          Value
------------------        ------   -------    ------     ------     ------   ----     --------     ----------     ----------
I-B Partnership:
  Mid-Gulf Coast             7       .17        -           7         -       - %       1,374        297,365      $  410,625
  Permian                   62      2.39         5         67          2       3%       1,560        283,454         305,919
  Gulf Coast                 9       .73         6         15          1       7%       7,511        126,150         225,530

I-C Partnership:
  Anadarko                   6      3.56        -           6          5      83%      29,221        530,330      $  625,506
  Gulf Coast                 7       .14         4         11         -       -        10,992        136,543         368,665

I-D Partnership:
  Anadarko                  94      2.47        54        148         20      14%      10,303        998,302      $1,276,475
  Permian                  408       .66         3        411         -       -        15,981        589,999         851,071
  Gulf Coast                 2       .06        -           2         -       - %      10,986        152,084         397,914

I-E Partnership:
  Anadarko                 139     13.62        54        193         25      13%      53,927      4,803,909      $5,998,366
  Permian                  419      4.27         3        422          6       1%     110,344      3,470,546       5,029,342
  Gulf Coast               241     10.30        -         241         -       -       139,758        952,383       1,730,144

I-F Partnership:
  Anadarko                 139      6.34        54        193         25      13%      24,679      2,150,777      $2,665,034
  Gulf Coast               241      3.70        -         241         -       - %      49,677        345,755         628,523

---------------------
(1)  Wells in which only a non-working (e.g. royalty) interest is owned.

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

      Plaintiffs' counsel will be responsible for allocating payments from the $125 million Settlement Fund previously funded by PaineWebber among eligible Limited Partners and investors in other unrelated PaineWebber partnerships in accordance with the settlement. The amount and date of any payment will vary depending upon many factors set forth in the Notice. According to the Notice, since the I-D, I-E, and I-F Partnerships have already achieved "payout," substantially all of the Limited Partners in those Partnerships will not be entitled to payments under the Settlement Fund. It is currently expected that payments from the Settlement Fund will be made some time in 1998.

      In addition, eligible Limited Partners in the I-B and I-C Partnerships who held their Units on June 3, 1996 may be entitled to certain additional payments from an escrow fund to which PaineWebber will make payments through May 30, 2001 if spot market oil and natural gas prices as reported by the New York Mercantile Exchange fall below certain thresholds set forth in the Notice (the "Pricing Guarantee"). The threshold prices used in the Pricing Guarantee are $18.00 per barrel of oil and $1.80 per Mcf of gas. Under the Notice, PaineWebber payments, if any, made pursuant to the Pricing Guarantee will be paid to Limited Partners of record on June 30, 1996 irrespective of whether they subsequently sell/dispose of their Units to third parties. The Pricing Guarantee does NOT attach to the Units as an attribute of ownership in the Partnerships and is not an obligation of either Geodyne or the Partnerships.

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

      On March 20, 1997 the settlement described above was confirmed by the federal court. Certain limited partners in partnerships that were not sponsored by the General Partner appeal the confirmation; however, all such appeals were denied by the United States Second Circuit Court of Appeals and the settlement order is now final. The parties are currently awaiting a ruling by the federal district judge as to the amount of attorneys' fees to be awarded to the plaintiffs' attorneys from the Settlement Fund. The General Partner expects that the Settlement Fund will be distributed to eligible class members within a few months following the entry of a final order on the attorneys' fees.

      To the knowledge of the General Partner, neither the General Partner nor the Partnerships or their properties are subject to any litigation, the results of which would have a material effect on the Partnerships' or the General Partner's financial condition or operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 1997.

                                    PART II.

ITEM 5.  MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of January 31, 1998, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                                                 Number of
                                 Number of        Limited
               Partnership         Units          Partners
               -----------       ---------      ------------
                   I-B            11,958             831
                   I-C             8,885             773
                   I-D             7,195             759
                   I-E            41,839           2,872
                   I-F            14,321             933


      Units were initially sold for a price of $1,000. The Units are not traded on any exchange and there is no public trading market for them. The General Partner is aware of certain transfers of Units between unrelated parties, some of which are facilitated by secondary trading firms and matching services. In addition, as further described below, the General Partner is aware of certain "4.9% tender offers" which have been made for the Units. The General Partner believes that the transfers between unrelated parties have been limited and sporadic in number and volume. Other than trades facilitated by certain secondary trading firms and matching services, no organized trading market for Units exists and none is expected to develop. Due to the nature of these transactions, the General Partner has no verifiable information regarding prices at which Units have been transferred. Further, a transferee may not become a substitute Limited Partner without the consent of the General Partner.

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

                            Repurchase Offer Prices
                            -----------------------

                     1996                            1997                1998
           --------------------------     -------------------------      ----
           1st    2nd     3rd    4th      1st     2nd    3rd    4th       1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.     Qtr.    Qtr.   Qtr.   Qtr.      Qtr.
------     ----   ----    ----   ----     ----    ----   ----   ----      ----
 I-B       $ 45   $ 43    $ 52   $ 51     $ 50    $ 49   $ 46   $ 44      $ 38
 I-C         68     49      55     38       13      94     79     79        63
 I-D        165    133     182    138       94     210    177    155       122
 I-E        139    126     184    160      141     183    166    151       134
 I-F        132    117     169    148      127     180    163    148       133


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


                          Right of Presentment Prices
                          ---------------------------

                     1996                            1997                1998
           --------------------------     --------------------------     ----
           1st    2nd     3rd    4th      1st     2nd    3rd    4th       1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.     Qtr.    Qtr.   Qtr.   Qtr.      Qtr.
------     ----   ----    ----   ----     ----    ----   ----   ----      ----
 I-B       $ 53   $ 51    $ 56   $ 55     $ 55    $ 52   $ 48   $ 46      $ 42
 I-C         90     76      74     62       45     120     94     94        83
 I-D        208    186     215    184      153     267    206    191       168
 I-E        166    156     203    186      173     212    178    168       156
 I-F        158    148     188    173      159     209    176    166       155

      In addition to the repurchase offer and Right of Presentment described above, the Partnerships have been subject to "4.9% tender offers" from several third parties during 1997. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.

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

     The following is a summary of cash distributions paid to the Limited Partners during 1996 and 1997 and the first quarter of 1998:

                              Cash Distributions
                              ------------------

                                       1996
                      -----------------------------------------
                        1st        2nd        3rd        4th
      P/ship            Qtr.       Qtr.       Qtr.       Qtr.
      ------          ------     ------     ------    ---------
       I-B            $ 1.84     $ 2.01     $ 1.76    $  .92
       I-C             12.27      19.13      26.22     17.00(1)
       I-D             26.41      32.11      41.56     43.78(1)
       I-E             13.10      13.27      17.66     24.16(1)
       I-F             14.87      14.80      15.50     21.93(1)



                                      1997                          1998
                  ---------------------------------------------   ---------
                    1st         2nd          3rd        4th         1st
      P/ship        Qtr.        Qtr.         Qtr.       Qtr.(1)     Qtr.(1)
      ------      --------     ------     --------    ---------   ---------

       I-B        $  .84       $ 3.60     $ 3.26       $ 1.84     $ 6.10
       I-C         24.54(1)     22.29(1)   14.29(1)        -       15.87
       I-D         43.50(1)     54.48      35.52(1)     21.68      33.22
       I-E         18.71(1)     31.43      17.23(1)     15.32      16.92
       I-F         20.11(1)     30.10      17.18(1)     14.52      14.66

--------------------------
(1) Amount of cash distribution includes proceeds from the sale of certain oil and gas properties.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."

                                                Selected Financial Data

                                                     I-B Partnership
                                                     ---------------

                                     1997             1996            1995             1994             1993
                                 ------------     ------------    ------------     ------------     ------------

Oil and Gas Sales                 $358,282         $364,052        $254,050         $  453,021       $  451,266
Net Income (Loss):
  Limited Partners                  81,083           99,324       ( 376,689)       (    53,126)     (   295,280)
  General Partner                    7,989            7,877       (   1,776)             9,616            6,284
  Total                             89,072          107,201       ( 378,465)       (    43,510)     (   288,996)
Limited Partners' Net
  Income (Loss) per Unit              6.78             8.31       (   31.50)       (      4.44)     (     24.69)
Limited Partners' Cash
  Distributions per
  Unit                                9.54             6.53           11.12              20.82            13.54
Total Assets                       556,816          609,137         648,040          1,126,318        1,400,428
Partners' Capital
  (Deficit):
  Limited Partners                 625,356          658,273         636,949          1,146,638        1,448,764
  General Partner                ( 103,542)       ( 102,526)      ( 104,724)       (    95,948)     (    93,546)
Number of Units
  Outstanding                       11,958           11,958          11,958             11,958           11,958



                                                 Selected Financial Data

                                                     I-C Partnership
                                                     ---------------

                                     1997             1996            1995             1994             1993
                                 ------------     ------------    ------------     ------------     ------------

Oil and Gas Sales                 $951,678         $1,181,096      $808,435         $1,042,630       $1,032,753
Net Income:
  Limited Partners                 471,807            699,745       118,612            321,969          257,176
  General Partner                   27,253             38,944        20,456             27,850           27,641
  Total                            499,060            738,689       139,068            349,819          284,817
Limited Partners' Net
  Income per Unit                    53.10              78.76         13.35              36.24            28.94
Limited Partners' Cash
  Distributions per
  Unit                               61.12              74.62         48.96              61.34            74.27
Total Assets                       717,731            781,470       780,070          1,096,208        1,313,037
Partners' Capital
  (Deficit):
  Limited Partners                 766,496            837,689       800,944          1,117,332        1,340,363
  General Partner                (  89,189)       (    85,499)    (  66,308)       (    63,764)     (    63,314)
Number of Units
  Outstanding                        8,885              8,885         8,885              8,885            8,885





                                                Selected Financial Data

                                                     I-D Partnership
                                                     ---------------

                                     1997             1996            1995             1994             1993
                                 ------------     ------------    ------------     ------------     ------------

Oil and Gas Sales                 $1,545,097       $1,812,568     $1,237,419        $1,738,315       $1,422,035
Net Income:
  Limited Partners                   845,470        1,114,924        516,300           780,423          406,159
  General Partner                    173,924          219,180        135,487           193,738          148,907
  Total                            1,019,394        1,334,104        651,787           974,161          555,066
Limited Partners' Net
  Income per Unit                     117.51           154.96          71.76            108.47            56.45
Limited Partners' Cash
  Distributions per
  Unit                                155.18           143.86         100.77            139.69           146.60
Total Assets                       1,349,059        1,605,063      1,594,441         1,833,702        2,315,093
Partners' Capital
  (Deficit):
  Limited Partners                 1,290,993        1,540,523      1,460,599         1,669,299        1,893,876
  General Partner                (    27,560)     (     4,248)        17,993             9,506      (     4,232)
Number of Units
  Outstanding                          7,195            7,195          7,195             7,195            7,195





                                                Selected Financial Data

                                                     I-E Partnership
                                                     ---------------

                               1997              1996              1995              1994              1993
                           -------------     -------------     -------------     -------------     -------------

Oil and Gas Sales           $6,004,252        $6,006,431        $4,777,881        $ 6,455,258       $ 5,714,015
Net Income:
  Limited Partners           2,342,934         2,660,067           316,558          1,400,859           461,455
  General Partner              568,504           602,481           368,023            369,587           284,492
  Total                      2,911,438         3,262,548           684,581          1,770,446           745,947
Limited Partners' Net
  Income per Unit                56.00             63.58              7.57              33.48             11.03
Limited Partners' Cash
  Distributions per
  Unit                           82.69             68.19             51.15              73.03             89.88
Total Assets                 7,486,793         8,572,514         8,957,340         11,037,156        13,464,874
Partners' Capital
  (Deficit):
  Limited Partners           7,183,463         8,300,529         8,493,462         10,316,904        11,971,045
  General Partner          (   228,434)      (   113,140)      (    54,687)      (    115,710)     (    145,297)
Number of Units
  Outstanding                   41,839            41,839            41,839             41,839            41,839



                                                Selected Financial Data

                                                     I-F Partnership
                                                     ---------------

                                     1997             1996            1995             1994             1993
                                 ------------     ------------    ------------     ------------     ------------

Oil and Gas Sales                 $2,021,805       $2,121,336      $1,762,969       $2,402,053       $1,992,506
Net Income:
  Limited Partners                   737,319          883,367          37,379          540,094           65,189
  General Partner                    183,677          198,724         117,455          138,915           83,769
  Total                              920,996        1,082,091         154,834          679,009          148,958
Limited Partners' Net
  Income per Unit                      51.49            61.68            2.61            37.71             4.55
Limited Partners' Cash
  Distributions per
  Unit                                 81.91            67.10           55.51            71.91            68.31
Total Assets                       2,566,820        2,982,983       3,124,394        3,878,707        4,681,419
Partners' Capital
  (Deficit):
  Limited Partners                 2,409,979        2,845,660       2,923,293        3,680,914        4,170,820
  General Partner                (    59,811)     (    59,110)    (    25,679)     (    33,134)     (    58,049
Number of Units
  Outstanding                         14,321           14,321          14,321           14,321           14,321


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

      General Discussion

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range, significantly below prices received in the early 1980s. Average gas prices in the latter part of 1996 and part of 1997, however, were somewhat higher than those yearly averages.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $3.57 per Mcf at December 31, 1996 to approximately $2.32 per Mcf at December 31, 1997. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last several months as well as expectations of at least a short-term slow down in Asian energy demand, oil prices have recently been in the mid to lower portions of this pricing range and in early 1998 dropped to as low as approximately $13.75 per barrel. It is not known whether this trend will continue. Prices for the Partnerships' oil decreased from approximately $23.75 per barrel at December 31, 1996 to approximately $16.25 per barrel at December 31, 1997.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1997. Primarily due to heating season demand, year-end prices in many past years have tended to be higher, and in some cases significantly higher, than the yearly average price actually received by the Partnerships for at least the following year.
Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      As discussed in the "Results of Operations" section below, volumes of oil and gas sold also significantly affect the Partnerships' revenues. Oil and gas wells generally produce the most oil or gas in the earlier years of their lives and, as production continues, the rate of production naturally declines. At some point, production physically ceases or becomes no longer economic. The Partnerships are not acquiring additional oil and gas properties, and the existing properties are not experiencing significant additional production through drilling or other capital projects. Therefore, volumes of oil and gas produced naturally decline from year to year. While it is difficult for management to predict future production from these properties, it is likely that this general trend of declining production will continue.

      Despite this general trend of declining production, several factors can cause the volumes of oil and gas sold to increase or decrease at an even greater rate over a given period. These factors include, but are not limited to, (i) geophysical conditions which cause an acceleration of the decline in production,
(ii) the shutting in of wells (or the opening of previously shut-in wells) due to low oil and gas prices, mechanical difficulties, loss of a market or transportation, or performance of workovers, recompletions, or other operations in the well, (iii) prior period volume adjustments (either positive or negative) made by purchasers of the production, (iv) ownership adjustments in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout), and (v) completion of enhanced recovery projects which increase production for the well. Many of these factors are very significant as related to a single well or as related to many wells over a short period of time. However, due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal decline in production experienced on all remaining wells.


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes) is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnership's results of operations for the year ended December 31, 1997 as compared to the year ended December 31, 1996 and for the year ended December 31, 1996 as compared to the year ended December 31, 1995.


                                I-B Partnership
                                ---------------

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                     -------------------------------------

      Total oil and gas sales remained relatively constant in 1997 as compared to 1996. Any decrease in oil and gas sales caused by decreases of approximately $44,000 and $5,000, respectively, related to decreases in volumes of gas sold and the average price of oil sold was substantially offset by an increase of approximately $43,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 20 barrels and 20,767 Mcf, respectively, in 1997 as compared to 1996. Average oil prices decreased to $18.99 per barrel in 1997 from $21.14 per barrel in 1996. Average gas prices increased to $2.43 per Mcf in 1997 from $2.10 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $4,965 (3.8%) in 1997 as compared to 1996. This increase resulted primarily from recompletion expenses incurred on one well during 1997, partially offset by the decrease in volumes of gas sold in 1997. As a percentage of oil and gas sales, these expenses increased to 38.0% in 1997 from 36.1% in 1996. This percentage increase was primarily due to the fixed nature of certain lease operating expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $6,363 (10.0%) in 1997 as compared to 1996. This increase resulted primarily from a downward revision in the estimate of remaining gas reserves at December 31, 1997, partially offset by the decrease in volumes of oil and gas sold in 1997. As a percentage of oil and gas sales, this expense increased to 19.5% in 1997 from 17.4% in 1996. This percentage increase was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

      The I-B Partnership recognized a non-cash charge against earnings of $19,726 in the first quarter of 1997. Of this amount, $17,233 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $2,493 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it is unlikely that such properties would be developed due to the low oil and gas prices received over the last several years and provisions in the I-B Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses also remained relatively constant at 17.4% in 1997 and 17.3% in 1996.

     The Limited Partners have received cash distributions  through December 31,
1997   totaling   $6,544,527  or  54.73%  of  the  Limited   Partners'   capital
contributions.



                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                     -------------------------------------

      Total oil and gas sales increased $110,002 (43.3%) in 1996 as compared to 1995. Of this increase, approximately $140,000 was related to an increase in the average price of gas sold, partially offset by a decrease of approximately $39,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 2,331 barrels, while volumes of gas sold increased 305 Mcf for 1996 as compared to 1995. The decrease in volumes of oil sold resulted primarily from
(i) the shutting-in of two wells during 1996 in order to increase production capabilities and (ii) normal declines in production due to diminished oil reserves on three wells. Average oil and gas prices increased to $21.14 per barrel and $2.10 per Mcf, respectively, for 1996 from $16.79 per barrel and $1.17 per Mcf, respectively, for 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $29,774 (18.5%) in 1996 as compared to 1995. This decrease resulted primarily from (i) the decreases in volumes of oil sold during 1996 and (ii) workover expenses incurred on one well during 1995, partially offset by workover expenses incurred on another well during 1996. Workover expenses are incurred in order to improve the recovery of reserves on a particular well. As a percentage of oil and gas sales, these expenses decreased to 36.1% for 1996 from 63.4% for 1995. This percentage decrease was primarily due to the decrease in workover expenses and the increases in the average prices of oil and gas sold during 1996.

      Depreciation, depletion, and amortization of oil and gas properties decreased $240,187 (79.1%) in 1996 as compared to 1995. Approximately three-fourths of this decrease was related to five significant wells which were fully depleted in 1995 due to a lack of remaining reserves. The remaining portion of this decrease resulted primarily from (i) an upward revision in the estimate of remaining gas reserves at December 31, 1996, (ii) the decrease in volumes of oil sold during 1996 and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 17.4% for 1996 from 119.5% for 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold during 1996.

      The I-B Partnership recognized a non-cash charge against earnings of $125,159 in 1995. This impairment provision was necessary due to the unamortized costs of proved oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties. No similar charge was necessary during 1996.

      General and administrative expenses increased $14,995 (31.2%) in 1996 as compared to 1995. This increase resulted primarily from an increase in both professional fees and printing and postage expenses in 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 17.3% for 1996 from 18.9% for 1995. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

                                I-C Partnership
                                ---------------

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                     -------------------------------------


      Total oil and gas sales decreased $229,418 (19.4%) in 1997 as compared to 1996. Of this decrease, approximately $49,000 and $134,000, respectively, related to decreases in volumes of oil and gas sold and approximately $36,000 and $9,000, respectively, related to decreases in the average price of oil and gas sold. Volumes of oil and gas sold decreased 2,415 barrels and 48,640 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production and (ii) a positive prior period volume adjustment made by a purchaser on one well in 1996. Average prices of oil and gas sold decreased to $18.68 per barrel and $2.71 per Mcf, respectively, in 1997 from $20.13 per barrel and $2.76 per Mcf, respectively in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $70,043 (29.0%) in 1997 as compared to 1996. This increase resulted primarily from workover expenses incurred on three wells in 1997 in order to improve the recovery of reserves, which increase was partially offset by (i) the decreases in volumes of oil and gas sold in 1997 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 32.8% in 1997 from 20.5% in 1996. This percentage increase was primarily due to the increase in workover expenses discussed above and the decrease in oil and gas sales in 1997.

      Depreciation, depletion, and amortization of oil and gas properties remained relatively constant in 1997 as compared to 1996. As a percentage of oil and gas sales, this expense increased to 6.1% in 1997 from 4.9% in 1996. This percentage increase was primarily due to the decrease in the average price of gas sold in 1997.

      Capital expenditures incurred by the I-C Partnership increased $99,534 in 1997 as compared to 1996. This increase resulted primarily from the recompletion in 1997 of the Ratzlaff No. 2 well located in Major County, Oklahoma. The I-C Partnership has a 100% well interest in the Ratzlaff No. 2 well.

      The I-C Partnership recognized a non-cash charge against earnings of $4,679 in the first quarter of 1997 primarily related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997. No similar charge was necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses increased to 11.2% in 1997 from 9.1% in 1996. This percentage increase resulted from the decrease in oil and gas sales discussed above.

     The Limited Partners have received cash distributions  through December 31,
1997   totaling   $7,881,300  or  88.70%  of  the  Limited   Partners'   capital
contributions.

                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                     -------------------------------------

      Total oil and gas sales increased $372,661 (46.1%) in 1996 as compared to 1995. Of this increase, approximately $94,000 and $250,000, respectively, were related to increases in the average prices of oil and gas sold and approximately $33,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 306 barrels, while volumes of gas sold increased 19,613 Mcf in 1996 as compared to 1995. Average oil and gas prices increased to $20.13 per barrel and $2.76 per Mcf, respectively, for 1996 from $16.70 per barrel and $1.66 per Mcf, respectively, for 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $33,499 (12.2%) in 1996 as compared to 1995. This decrease resulted primarily from (i) a decrease in workover expenses during 1996 and (ii) a decrease in production expenses due to the sale of several wells during 1996. These decreases were partially offset by (i) an increase in production taxes associated with the increase in oil and gas sales in 1996 and
(ii) higher general repair and maintenance expenses incurred on one well during 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 20.5% for 1996 from 34.0% for 1995. This percentage decrease was primarily due to the dollar decrease in workover expenses and the increases in the average prices of oil and gas sold during 1996.

      Depreciation, depletion, and amortization of oil and gas properties decreased $123,500 (67.9%) in 1996 as compared to 1995. Approximately one-fourth of this decrease was related to two significant wells which were fully depleted in 1995 due to a lack of remaining reserves. The remaining portion of this decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996 and (ii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 4.9% for 1996 from 22.5% for 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold during 1996.

      The I-C Partnership recognized a non-cash charge against earnings of $155,698 in 1995. This impairment provision was necessary due to the unamortized costs of proved oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties. No similar charge was necessary during 1996.

      General and administrative expenses increased $6,564 (6.5%) in 1996 as compared to 1995. This increase resulted primarily from an increase in both professional fees and printing and postage expenses in 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 9.1% for 1996 from 12.4% for 1995. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.



                                I-D Partnership
                                ---------------

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                     -------------------------------------


      Total oil and gas sales decreased $267,471 (14.8%) in 1997 as compared to 1996. Of this decrease, approximately $51,000 and $161,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $23,000 and $31,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,531 barrels and 67,544 Mcf, respectively, in 1997 as compared to 1996. The decreases in volumes of oil and gas sold resulted primarily from the shutting-in of two significant wells due to workovers during 1997. Average oil and gas prices decreased to $18.96 per barrel and $2.33 per Mcf, respectively, in 1997 from $20.16 per barrel and $2.39 per Mcf, respectively, in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $3,502 (1.2%) in 1997 as compared to 1996. This increase resulted primarily from workover expenses incurred on two wells during 1997 in order to improve the recovery of reserves, which increase was partially offset by (i) the decreases in volumes of oil and gas sold in 1997 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 19.1% in 1997 from 16.0% in 1996. This percentage increase was primarily due to the decrease in the average price of oil and gas sold in 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $35,605 (24.0%) in 1997 as compared to 1996. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold in 1997 and (ii) an upward revision in the estimate of remaining oil reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 7.3% in 1997 from 8.2% in 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

      The I-D Partnership recognized a non-cash charge against earnings of $61,790 in the first quarter of 1997. Of this amount, $12,290 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $49,500 was related to the writing off of unproved properties. These unproved properties were written off based on the General Partner's determination that it is unlikely that such properties would be developed due to the low oil and gas prices received over the last several years and provisions in the I-D Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 5.9% in 1997 and 5.1% in 1996.

     The Limited Partners have received cash distributions  through December 31,
1997  totaling   $12,914,175  or  179.50%  of  the  Limited   Partners'  capital
contributions.


                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                     -------------------------------------

      Total oil and gas sales increased $575,149 (46.5%) in 1996 as compared to 1995. Of this increase, approximately $79,000 and $514,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,136 barrels and 312 Mcf, respectively, in 1996 as compared to 1995. Average oil and gas prices increased to $20.16 per barrel and $2.39 per Mcf, respectively, for 1996 from $16.44 per barrel and $1.50 per Mcf, respectively, for 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $54,257 (22.9%) in 1996 as compared to 1995. This increase resulted primarily from (i) an increase in production taxes associated with the increase in oil and gas sales discussed above, (ii) a lease operating expense adjustment recognized during 1996 associated with changes in estimates by third party operators of gas balancing positions on certain wells, and (iii) higher general repairs and maintenance expenses incurred on one well in 1996 as compared to 1995, partially offset by a decrease in production expenses due to the sale of one well during 1996. As a percentage of oil and gas sales, these expenses decreased to 16.0% for 1996 from 19.1% for 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during 1996, partially offset by the dollar increase in production expenses associated with the lease operating expense adjustment discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $101,447 (40.6%) in 1996 as compared to 1995. Approximately 40% of this decrease was related to two significant wells which were fully depleted in 1995 due to a lack of remaining reserves. The remaining portion of this decrease resulted primarily from upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 8.2% for 1996 from 20.2% for 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold during 1996.

      The I-D Partnership recognized a non-cash charge against earnings of $19,510 in 1995. This impairment provision was necessary due to the unamortized costs of proved oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties. No similar charge was necessary during 1996.

      General and administrative expenses remained relatively constant in 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 5.1% for 1996 from 7.2% for 1995. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.


                                I-E Partnership
                                ---------------

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                     -------------------------------------

      Total oil and gas sales remained relatively constant in 1997 as compared to 1996. Decreases of approximately $138,000 and $77,000, respectively, related to decreases in volumes of gas sold and the average price of oil sold were substantially offset by increases of approximately $132,000 and $86,000, respectively, related to increases in volumes of oil sold and the average price of gas sold. Volumes of oil sold increased 6,650 barrels while volumes of gas sold decreased 66,378 Mcf in 1997 as compared to 1996. Average oil prices decreased to $18.84 per barrel in 1997 from $19.83 per barrel in 1996. Average gas prices increased to $2.12 per Mcf in 1997 from $2.08 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $64,831 (3.8%) in 1997 as compared to 1996. This increase resulted primarily from workover or recompletion expenses incurred on four wells during 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 29.5% in 1997 from 28.4% in 1996. This percentage increase was primarily due to the dollar increase in oil and gas production expenses discussed above and the decrease in the average price of oil sold in 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $112,826 (13.4%) in 1997 as compared to 1996. This decrease resulted primarily from upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 12.1% in 1997 from 14.0% in 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increase in the average price gas sold in 1997.

      The I-E Partnership recognized a non-cash charge against earnings of $291,690 in the first quarter of 1997. Of this amount, $59,728 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $231,962 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it is unlikely that such properties would be developed due to the low oil and gas prices received over the last several years and provisions in the I-E Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.8% in both 1997 and 1996.

     The Limited Partners have received cash distributions  through December 31,
1997  totaling   $49,736,552  or  118.87%  of  the  Limited   Partners'  capital
contributions.

                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                     -------------------------------------

      Total oil and gas sales increased $1,228,550 (25.7%) in 1996 as compared to 1995. Of this increase, approximately $220,000 and $1,588,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $303,000 and $281,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 18,119 barrels and 206,260 Mcf, respectively, in 1996 as compared to 1995. The decrease in the volumes of oil sold resulted primarily from (i) the sale of two significant oil producing wells during 1996, (ii) an ownership adjustment on one well during 1996, (iii) the shutting-in of one well during 1996 due to mechanical difficulties, (iv) the shutting-in of another well during a portion of 1996 in order to increase production capabilities, and (v) normal declines in production due to diminished oil reserves on several wells. Average oil and gas prices increased to $19.83 per barrel and $2.08 per Mcf, respectively, for 1996 from $16.73 per barrel and $1.36 per Mcf, respectively, for 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $224,790 (15.2%) in 1996 as compared to 1995. This increase resulted primarily from (i) an increase in production taxes associated with the increase in oil and gas sales discussed above and (ii) a lease operating expense adjustment recognized during 1996 associated with changes in estimates by third party operators of gas balancing positions on certain wells. As a percentage of oil and gas sales, these expenses decreased to 28.4% for 1996 from 31.0% for 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during 1996, partially offset by the dollar increase in production expenses associated with the lease operating expense adjustment discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $543,031 (39.2%) in 1996 as compared to 1995. This decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, (ii) the decreases in volumes of oil and gas sold during 1996, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 14.0% for 1996 from 29.0% for 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increases in the average prices of oil and gas sold during 1996.

      The I-E Partnership recognized a non-cash charge against earnings of $748,728 in 1995. This impairment provision was necessary due to the unamortized costs of proved oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties. No similar charge was necessary during 1996.

      General and administrative expenses remained relatively constant in 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 8.8% for 1996 from 10.7% for 1995. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.

                                I-F Partnership
                                ---------------

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                     -------------------------------------

      Total oil and gas sales decreased $99,531 (4.7%) in 1997 as compared to 1996. Of this decrease, approximately $177,000 was related to a decrease in volumes of gas sold and $36,000 was related to a decrease in the average price of oil sold, which decreases were partially offset by increases of approximately $62,000 related to an increase in volumes of oil sold and $51,000 related to an increase in the average price of gas sold. Volumes of oil sold increased 3,148 barrels in 1997 as compared to 1996 while volumes of gas sold decreased 81,591 Mcf in 1997 as compared to 1996. Average oil prices decreased to $18.85 per barrel in 1997 from $19.79 per barrel in 1996. Average gas prices increased to $2.26 per Mcf in 1997 from $2.17 per Mcf in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $74,592 (9.8%) in 1997 as compared to 1996. This decrease resulted primarily from (i) the decrease in volumes of gas sold in 1997 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses decreased to 33.8% in 1997 from 35.8% in 1996. This percentage decrease was primarily due to the decrease in oil and gas production expenses discussed above and the increase in the average price of gas sold in 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $13,158 (4.9%) in 1997 as compared to 1996. This decrease resulted primarily from (i) the decrease in volumes of gas sold in 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense remained constant in 1997 as compared to 1996.

      The I-F Partnership recognized a non-cash charge against earnings of $114,631 in the first quarter of 1997. Of this amount, $20,908 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $93,723 was related to the writing off of unproved properties. These unproved properties were written off based on the General Partner's determination that it is unlikely that such properties would be developed due to the low oil and gas prices received over the last several years and provisions in the I-F Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.9% in 1997 and 8.6% in 1996.

     The Limited Partners have received cash distributions  through December 31,
1997  totaling   $16,762,664  or  117.05%  of  the  Limited   Partners'  capital
contributions.




                     Year Ended December 31, 1996 Compared
                        to Year Ended December 31, 1995
                     -------------------------------------

      Total oil and gas sales increased $358,367 (20.3%) in 1996 as compared to 1995. Of this increase, approximately $113,000 and $490,000, respectively, were related to increases in the average prices of oil and gas sold, partially offset by decreases of approximately $158,000 and $83,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 9,524 barrels and 58,794 Mcf, respectively, in 1996 as compared to 1995. The decrease in volumes of oil sold resulted primarily from (i) the sale of two significant oil producing wells during 1996, (ii) an ownership adjustment on one well during 1996, (iii) the shutting-in of one well during 1996 due to mechanical difficulties, (iv) the shutting-in of another well during a portion of 1996 in order to increase production capabilities, and (v) the normal declines in production due to diminished oil reserves on several wells. Average oil and gas prices increased to $19.79 per barrel and $2.17 per Mcf, respectively, for 1996 from $16.61 per barrel and $1.42 per Mcf, respectively, for 1995.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $63,351 (9.1%) in 1996 as compared to 1995. This increase resulted primarily from (i) an increase in production taxes associated with the increase in oil and gas sales discussed above and (ii) a lease operating expense adjustment recognized during 1996 associated with changes in estimates by third party operators of gas balancing positions on certain wells. These increases were partially offset by (i) workover expenses incurred on several wells during 1995, (ii) a decrease in production expenses due to the sale of one well during 1996, and (iii) the decreases in volumes of oil and gas sold during 1996. As a percentage of oil and gas sales, these expenses decreased to 35.8% for 1996 from 39.4% for 1995. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during 1996, partially offset by the dollar increases associated with the lease operating adjustment discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $221,767 (45.0%) in 1996 as compared to 1995. Approximately one-fourth of this decrease was related to two significant wells which were fully depleted in 1995 due to a lack of remaining reserves. The remaining portion of this decrease resulted primarily from (i) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1996, (ii) the decreases in volumes of oil and gas sold during 1996, and (iii) a decrease in capitalized costs due to an impairment provision recognized in the fourth quarter of 1995. As a percentage of oil and gas sales, this expense decreased to 12.8% for 1996 from 27.9% for 1995. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during 1996.

      The I-F Partnership recognized a non-cash charge against earnings of $258,913 in 1995. This impairment provision was necessary due to the unamortized costs of oil and gas properties exceeding the expected undiscounted future net revenues from such oil and gas properties. No similar charge was necessary during the year ended December 31, 1996.

      General and administrative expenses remained relatively constant in 1996 as compared to 1995. As a percentage of oil and gas sales, these expenses decreased to 8.6% for 1996 from 10.0% for 1995. This percentage decrease was primarily due to the increase in oil and gas sales discussed above.


      Average Sales Prices, Production Volumes and Average Production Costs

      The following tables are comparisons of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel of oil or six Mcf of gas) for 1997, 1996, and 1995. These factors comprise the change in net oil and gas operations discussed in the "Results of Operations" section above.

                              1997 Compared to 1996
                              ---------------------

                              Average Sales Prices
                ----------------------------------------------------------
P/ship                1997                   1996                % Change
------          ------------------      ------------------      -----------
                  Oil        Gas          Oil        Gas
                ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil    Gas
                -------    -------      -------    -------      ---   -----

 I-B            $18.99     $2.43        $21.14     $2.10        (10%)  16%
 I-C             18.68      2.71         20.13      2.76        ( 7%) ( 2%)
 I-D             18.96      2.33         20.16      2.39        ( 6%) ( 3%)
 I-E             18.84      2.12         19.83      2.08        ( 5%)   2%
 I-F             18.85      2.26         19.79      2.17        ( 5%)   4%


                                   Production Volumes
            ----------------------------------------------------------------
 P/ship            1997                   1996                 % Change
--------    --------------------    ---------------------    ---------------
              Oil         Gas        Oil           Gas        Oil       Gas
            (Bbls)       (Mcf)      (Bbls)        (Mcf)      (Bbls)    (Mcf)
            -------    ---------    -------     ---------    ------    -----

  I-B        2,277       129,776     2,297        150,543     ( 1%)    (14%)
  I-C       25,122       178,180    27,537        226,820     ( 9%)    (21%)
  I-D       18,760       510,113    21,291        577,657     (12%)    (12%)
  I-E       77,648     2,139,704    70,998      2,206,082       9%     ( 3%)
  I-F       38,725       571,101    35,577        652,692       9%     (13%)


                         Average Production Costs per
                           Equivalent Barrel of Oil
                    --------------------------------------
                    P/ship     1997      1996     % Change
                    ------    -----     -----     --------

                     I-B      $5.70     $4.80          19%
                     I-C       5.69      3.70          54%
                     I-D       2.84      2.47          15%
                     I-E       4.08      3.89           5%
                     I-F       5.11      5.25         ( 3%)

                              1996 Compared to 1995
                              ---------------------

                              Average Sales Prices
                ----------------------------------------------------------
P/ship                1996                    1995               % Change
------          ------------------      ------------------      -----------
                  Oil        Gas          Oil        Gas
                ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil    Gas
                -------    -------      -------    -------      ---   -----

 I-B            $21.14     $2.10         $16.79     $1.17       26%    79%
 I-C             20.13      2.76          16.70      1.66       21%    66%
 I-D             20.16      2.39          16.44      1.50       23%    59%
 I-E             19.83      2.08          16.73      1.36       19%    53%
 I-F             19.79      2.17          16.61      1.42       19%    53%


                               Production Volumes
            ---------------------------------------------------------------
 P/ship            1996                    1995                 % Change
--------    --------------------    ---------------------    ---------------
              Oil         Gas        Oil           Gas        Oil       Gas
            (Bbls)       (Mcf)      (Bbls)        (Mcf)      (Bbls)    (Mcf)
            -------    ---------    -------     ---------    ------    -----

  I-B        2,297       150,543     4,628        150,238    (50%)      - %
  I-C       27,537       226,820    27,843        207,207    ( 1%)       9%
  I-D       21,291       577,657    22,427        577,969    ( 5%)      - %
  I-E       70,998     2,206,082    89,117      2,412,342    (20%)      (9%)
  I-F       35,577       652,692    45,101        711,486    (21%)      (8%)


                         Average Production Costs per
                           Equivalent Barrel of Oil
                    --------------------------------------
                    P/ship     1996      1995     % Change
                    ------    -----     -----     --------

                     I-B      $4.80     $5.43       (12%)
                     I-C       3.70      4.41       (16%)
                     I-D       2.47      1.99        24%
                     I-E       3.89      3.02        29%
                     I-F       5.25      4.25        24%



      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming production levels for 1997, the Partnerships' proved reserve quantities at December 31, 1997 would have the following remaining lives:


                  Partnership       Gas-Years      Oil-Years
                  -----------       ---------      ---------

                      I-B             5.5             4.7
                      I-C             4.5             2.4
                      I-D             3.8             2.2
                      I-E             4.9             5.1
                      I-F             5.8             5.1


            The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties. The I-C Partnership incurred capital expenditures of $100,573 in 1997 primarily related to the recompletion of the Ratzlaff No. 2 well located in Major County, Oklahoma. The I-C Partnership has a 100% working interest in the Ratzlaff No. 2 well. There should be no further material capital resource commitments for any of the Partnerships in the future. Occasional expenditures by the Partnerships for new wells or well completions or workovers, however, may reduce or eliminate cash available for a particular quarterly cash distribution. The Partnerships have no debt commitments. Cash for operational purposes will be provided by current oil and gas production.

      The Partnerships sold certain oil and gas properties during 1997. The sale of a property owned by one or more Partnerships was made by the General Partner after giving due consideration to the offer price and the General Partner's estimate of both the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties were included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of oil and gas properties during 1997 were as follows:

                  Partnership               Amount
                  -----------               ------

                      I-B                 $ 21,848
                      I-C                   45,422
                      I-D                   25,350
                      I-E                  156,744
                      I-F                   97,288

      The sale of these properties reduced the quantity of the Partnerships' proved reserves. It is also possible that the Partnerships' repurchase values and future cash distributions could decline as a result of a reduction of the Partnerships' reserve base. The General Partner believes that the sale of these properties will be beneficial to the Partnerships since the properties sold generally had a higher ratio of future operating expenses as compared to reserves than the properties not sold.

      There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not replacing production through acquisitions of producing properties and drilling. The Partnerships' quantity of proved reserves has been reduced by the sale of oil and gas properties as described above; therefore, it is possible that the Partnerships' future cash distributions could decline as a result of a reduction of the Partnerships' reserve base.

      The Partnerships will terminate on December 31, 1999 in accordance with the Partnership Agreements. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report, the General Partner has not determined whether to extend the term of any Partnership.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 1997. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."


      Year 2000 Computer Issues

      The General Partnership has reviewed its computer systems and hardware to locate potential operational problems associated with the year 2000. Such review will continue until all potential problems are located and resolved. The General Partner believes that all year 2000 problems in its computer system have been or will be resolved in a timely manner and have not caused and will not cause disruption of the partnerships' operations or a material effect on the partnerships' financial condition or results of operations. However, it is possible that the Partnerships cash flows could be disrupted by year-2000 problems experienced by operators of the Partnerships' wells, buyers of the Partnerships' oil and gas, financial institutions or other persons. The General Partner is unable to quantify the effect, if any, on the Partnerships of year-2000 computer problems experienced by these third parties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are indexed in Item 14 hereof.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III.

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

      Dennis R. Neill joined the Samson Companies in 1981, was named Senior Vice President and Director of Geodyne on March 3, 1993, and was named President of Geodyne and its subsidiaries on June 30, 1996. Prior to joining the Samson Companies, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company and as President and Director of

Samson Properties Incorporated, Samson Hydrocarbons Company, Dyco Petroleum Corporation, Berry Gas Company, Circle L Drilling Company, and Compression, Inc.

      Judy K. Fox joined the Samson Companies in 1990 and was named Secretary of Geodyne and its subsidiaries on June 30, 1996. Prior to joining the Samson Companies, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Dyco Petroleum Corporation, Samson Hydrocarbons Company, and Samson Properties Incorporated.

      Section 16(a) Beneficial Ownership Reporting Compliance

      To the knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers of reports required under Section 16 of the Securities Exchange Act of 1934 during 1997.

ITEM 11.  EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership for 1997, 1996, and 1995 is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amount charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements.

            Partnership         1997          1996         1995
            -----------       --------      --------     --------
                I-B           $ 45,252      $ 45,252     $ 41,178
                I-C             93,058        93,550       93,550
                I-D             79,944        79,944       79,944
                I-E            464,880       464,880      464,880
                I-F            159,120       159,120      159,120

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 1997, 1996, and 1995:



                                                  Salary Reimbursement
                                                     I-B Partnership
                                                     ---------------
                                           Three Years Ended December 31, 1997

                                                                        Long Term Compensation
                                                                ------------------------------------
                                 Annual Compensation                     Awards              Payouts
                              -------------------------         ------------------------     -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
---------------       ----    -------     -------   -------     ----------      --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)         1995      -           -         -           -               -            -           -
                      1996      -           -         -           -               -            -           -
Dennis R. Neill,
President(2)(3)       1996      -           -         -           -               -            -           -
                      1997      -           -         -           -               -            -           -
All Executive
Officers,
Directors,
and Employees
as a group(4)         1995    $22,483       -         -           -               -            -           -
                      1996    $26,472       -         -           -               -            -           -
                      1997    $27,034       -         -           -               -            -           -
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





                                                  Salary Reimbursement
                                                     I-C Partnership
                                                     ---------------

                                           Three Years Ended December 31, 1997

                                                                        Long Term Compensation
                                                                ------------------------------------
                                 Annual Compensation                     Awards              Payouts
                              -------------------------         ------------------------     -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
---------------       ----    -------     -------   -------     ----------      --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)         1995      -           -         -           -               -            -           -
                      1996      -           -         -           -               -            -           -
Dennis R. Neill,
President(2)(3)       1996      -           -         -           -               -            -           -
                      1997      -           -         -           -               -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(4)         1995    $51,078       -         -           -               -            -           -
                      1996    $54,727       -         -           -               -            -           -
                      1997    $55,593       -         -           -               -            -           -
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




                                                  Salary Reimbursement
                                                     I-D Partnership
                                                     ---------------
                                           Three Years Ended December 31, 1997

                                                                        Long Term Compensation
                                                                ------------------------------------
                                 Annual Compensation                     Awards              Payouts
                              -------------------------         ------------------------     -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
---------------       ----    -------     -------   -------     ----------      --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)         1995      -           -         -           -               -            -           -
                      1996      -           -         -           -               -            -           -
Dennis R. Neill,
President(2)(3)       1996      -           -         -           -               -            -           -
                      1997      -           -         -           -               -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(4)         1995    $43,649       -         -           -               -            -           -
                      1996    $46,767       -         -           -               -            -           -
                      1997    $47,759       -         -           -               -            -           -
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




                                                  Salary Reimbursement
                                                     I-E Partnership
                                                     ---------------

                                           Three Years Ended December 31, 1997

                                                                        Long Term Compensation
                                                                ------------------------------------
                                 Annual Compensation                     Awards              Payouts
                              -------------------------         ------------------------     -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
---------------       ----    -------     -------   -------     ----------      --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)         1995       -          -         -           -               -            -           -
                      1996       -          -         -           -               -            -           -
Dennis R. Neill,
President(2)(3)       1996       -          -         -           -               -            -           -
                      1997       -          -         -           -               -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(4)         1995    $253,824      -         -           -               -            -           -
                      1996    $271,955      -         -           -               -            -           -
                      1997    $277,719      -         -           -               -            -           -
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




                                                  Salary Reimbursement
                                                     I-F Partnership
                                                     ---------------
                                           Three Years Ended December 31, 1997

                                                                        Long Term Compensation
                                                                ------------------------------------
                                 Annual Compensation                     Awards              Payouts
                              -------------------------         ------------------------     -------
                                                                                 Securi-
                                                     Other                        ties                     All
     Name                                            Annual     Restricted       Under-                   Other
      and                                           Compen-       Stock          lying        LTIP       Compen-
   Principal                  Salary       Bonus    sation       Award(s)       Options/     Payouts     sation
   Position           Year      ($)         ($)       ($)          ($)           SARs(#)       ($)         ($)
---------------       ----    -------     -------   -------     ----------      --------     -------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)         1995      -           -         -           -               -            -           -
                      1996      -           -         -           -               -            -           -
Dennis R. Neill,
President(2)(3)       1996      -           -         -           -               -            -           -
                      1997      -           -         -           -               -            -           -

All Executive
Officers,
Directors,
and Employees
as a group(4)         1995    $86,880       -         -           -               -            -           -
                      1996    $93,085       -         -           -               -            -           -
                      1997    $95,058       -         -           -               -            -           -
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


      During 1995 El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"), an affiliate of the Partnerships until December 6, 1995, purchased a portion of the Partnerships' gas at market prices and resold such gas at market prices directly to end-users and local distribution companies. The table below summarizes the dollar amount of gas sold by the Partnerships to El Paso during 1995.


                       Partnership                1995
                       -----------             ----------

                           I-B                 $   43,625
                           I-C                      2,521
                           I-D                    362,560
                           I-E                  2,099,338
                           I-F                    481,355


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

      In addition to the compensation/reimbursements noted above, during the three years ended December 31, 1997, the Samson Companies were in the business of supplying field and drilling equipment and services to affiliated and unaffiliated parties in the industry. These companies may have provided equipment and services for wells in which the Partnerships have an interest. These equipment and services were provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells billed the Partnerships for a portion of such costs based upon the Partnerships' interest in the well.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of January 31, 1998 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.

                                                     Number of Units
                                                      Beneficially
                                                     Owned (Percent
          Beneficial Owner                           of Outstanding)
------------------------------------                ------------------

I-B Partnership:
---------------
  Samson Resources Company                          2,727       (22.8%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                  2,727       (22.8%)

I-C Partnership:
---------------
  Samson Resources Company                            959       (10.8%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                    959       (10.8%)

I-D Partnership:
---------------
  Samson Resources Company                            745       (10.4%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                    745       (10.4%)

I-E Partnership:
---------------
  Samson Resources Company                          6,073       (14.5%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                  6,073       (14.5%)

I-F Partnership:
---------------
  Samson Resources Company                          2,352       (16.4%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                  2,352       (16.4%)



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

      The General Partner does not devote all of its time, efforts, and personnel exclusively to the Partnerships. Furthermore, the Partnerships do not have any employees, but instead rely on the personnel of the Samson Companies. The Partnerships thus compete with the Samson Companies (including other currently sponsored oil and gas partnerships) for the time and resources of such personnel. The Samson Companies devote such time and personnel to the management of the Partnerships as are indicated by the circumstances and as are consistent with the General Partner's fiduciary duties.

      As a result of Samson Investment Company's ("Samson") acquisition of the General Partner and its affiliates, Samson, PaineWebber (the dealer manager of the original offering of Units), and the General Partner entered into an advisory agreement which relates primarily to the Partnerships. The Advisory Agreement became effective on March 3, 1993 and will expire on March 3, 1998. The Advisory Agreement provides, among other things, that: (i) Samson will review periodically with PaineWebber the general operations and performance of the Partnerships and the terms of any material transaction involving a Partnership; (ii) Samson will allow PaineWebber to advise Samson and to comment on any General Partner-initiated amendment to a Partnership Agreement which requires a vote of the Limited Partners of such Partnership and any proposal initiated by the General Partner that would involve a reorganization, merger, or consolidation of a Partnership, a sale of all or substantially all of the assets of a Partnership, the liquidation or dissolution of a Partnership, or the exchange of cash, securities, or other assets for all or any outstanding Units;
(iii) the General Partner will maintain an "800" investor services telephone number; (iv) if Samson proposes a consolidation, merger, or exchange offer involving any limited partnership managed by Samson, it will propose to include all of the Partnerships in such transaction or provide a statement to PaineWebber as to the reasons why some or all of the Partnerships are not included in such transaction.

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

                                    PART IV.

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

                    as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 are filed as part of this report:

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

                   *23.2 Consent of Ryder Scott Company Petroleum  Engineers for
                         Geodyne Energy Income Limited Partnership I-C.

                   *23.3 Consent of Ryder Scott Company Petroleum  Engineers for
                         Geodyne Energy Income Limited Partnership I-D.

                   *23.4 Consent of Ryder Scott Company Petroleum  Engineers for
                         Geodyne Energy Income Limited Partnership I-E.

                   *23.5 Consent of Ryder Scott Company Petroleum  Engineers for
                         Geodyne Energy Income Limited Partnership I-F.

                   *27.1 Financial Data Schedule  containing  summary  financial information extracted from the Geodyne Energy Income Limited Partnership I-B's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

                   *27.2 Financial Data Schedule  containing  summary  financial information extracted from the Geodyne Energy Income Limited Partnership I-C's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

                   *27.3 Financial Data Schedule  containing  summary  financial information extracted from the Geodyne Energy Income Limited Partnership I-D's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

                   *27.4 Financial Data Schedule  containing  summary  financial information extracted from the Geodyne Energy Income Limited Partnership I-E's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

                   *27.5 Financial Data Schedule  containing  summary  financial information extracted from the Geodyne Energy Income Limited Partnership I-F's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

              All other Exhibits are omitted as inapplicable.

              ----------------------

              *Filed herewith.


          (b) Reports on Form 8-K filed during the fourth quarter of 1997:

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


                                          February 19, 1998

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

By:   /s/Dennis R. Neill        President and            February 19, 1998
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      /s/Patrick M. Hall        (Principal               February 19, 1998
      -------------------       Financial and
         Patrick M. Hall        Accounting Officer)

      /s/Judy K. Fox            Secretary                February 19, 1998
      -------------------
         Judy K. Fox

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

                                          February 19, 1998


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

By:   /s/Dennis R. Neill        President and            February 19, 1998
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      /s/Patrick M. Hall        (Principal               February 19, 1998
      -------------------       Financial and
         Patrick M. Hall        Accounting Officer)

      /s/Judy K. Fox            Secretary                February 19, 1998
      -------------------
         Judy K. Fox

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

                                          February 19, 1998


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

By:   /s/Dennis R. Neill        President and            February 19, 1998
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      /s/Patrick M. Hall        (Principal               February 19, 1998
      -------------------       Financial and
         Patrick M. Hall        Accounting Officer)

      /s/Judy K. Fox            Secretary                February 19, 1998
      -------------------
         Judy K. Fox

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

                                          February 19, 1998


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

By:   /s/Dennis R. Neill        President and            February 19, 1998
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      /s/Patrick M. Hall        (Principal               February 19, 1998
      -------------------       Financial and
         Patrick M. Hall        Accounting Officer)

      /s/Judy K. Fox            Secretary                February 19, 1998
      -------------------
         Judy K. Fox

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly organized.

                                    GEODYNE ENERGY INCOME LIMITED
                                    PARTNERSHIP I-F

                                    By:   GEODYNE RESOURCES, INC.
                                          General Partner
                                          February 19, 1998


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

By:   /s/Dennis R. Neill        President and            February 19, 1998
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      /s/Patrick M. Hall        (Principal               February 19, 1998
      -------------------       Financial and
         Patrick M. Hall        Accounting Officer)

      /s/Judy K. Fox            Secretary                February 19, 1998
      -------------------
         Judy K. Fox

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
GEODYNE PRODUCTION PARTNERSHIP I-B

      We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership I-B, an Oklahoma limited partnership, and Geodyne Production Partnership I-B, an Oklahoma general partnership, as of December 31, 1997 and 1996 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-B and Geodyne Production Partnership I-B at December 31, 1997 and 1996 and the combined results of their operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.


                                    //s// Coopers & Lybrand L.L.P.

                                    COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
February 10, 1998

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                            Combined Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------
                                                    1997         1996
                                                ------------   ---------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 77,028       $ 13,805
   Accounts receivable:
      Oil and gas sales                            53,389         54,636
                                                  -------        -------
      Total current assets                       $130,417       $ 68,441

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  327,137        419,346

DEFERRED CHARGE                                    99,262        121,350
                                                  -------      ---------
                                                 $556,816       $609,137
                                                  =======        =======

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                              $  9,366       $ 17,298
   Gas imbalance payable                            3,116          4,982
                                                  -------        -------
      Total current liabilities                  $ 12,482       $ 22,280

ACCRUED LIABILITY                                $ 22,520       $ 31,110

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($103,542)     ($102,526)
   Limited Partners, issued and
      outstanding, 11,958 Units                   625,356        658,273
                                                  -------        -------
      Total Partners' capital                    $521,814       $555,747
                                                  -------        -------
                                                 $556,816       $609,137
                                                  =======        =======






              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                       Combined Statements of Operations
             For the Years Ended December 31, 1997, 1996, and 1995


                                          1997          1996         1995
                                       ----------    ----------   ----------

REVENUES:
   Oil and gas sales, including
      $43,625 of sales to
      related parties in 1995           $358,282      $364,052     $254,050
   Interest income                           824           327          614
   Gain on sale of oil and
      gas properties                      17,912           598        4,772
                                         -------       -------      -------
                                        $377,018      $364,977     $259,436
COSTS AND EXPENSES:
   Lease operating                      $111,961      $112,778     $143,112
   Production tax                         24,339        18,557       17,997
   Depreciation, depletion,
      and amortization of oil
      and gas properties                  69,696        63,333      303,520
   Impairment provision                   19,726          -         125,159
   General and administrative             62,224        63,108       48,113
                                         -------       -------      -------
                                        $287,946      $257,776     $637,901
                                         -------       -------      -------
NET INCOME (LOSS)                       $ 89,072      $107,201    ($378,465)
                                         =======       =======      =======

GENERAL PARTNER -
   NET INCOME (LOSS)                    $  7,989      $  7,877    ($  1,776)
                                         =======       =======      =======

LIMITED PARTNERS - NET
  INCOME (LOSS)                         $ 81,083      $ 99,324    ($376,689)
                                         =======       =======      =======

NET INCOME (LOSS) per Unit              $   6.78      $   8.31    ($  31.50)
                                         =======       =======      =======

UNITS OUTSTANDING                         11,958        11,958       11,958
                                         =======       =======      =======


              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1997, 1996, and 1995

                                    Limited        General
                                   Partners        Partner         Total
                                 ------------     ---------    ------------

Balance, Dec. 31, 1994            $1,146,638      ($ 95,948)    $1,050,690
   Net loss                      (   376,689)     (   1,776)   (   378,465)
   Cash distributions            (   133,000)     (   7,000)   (   140,000)
                                   ---------        -------      ---------

Balance, Dec. 31, 1995            $  636,949      ($104,724)    $  532,225
   Net income                         99,324          7,877        107,201
   Cash distributions            (    78,000)     (   5,679)   (    83,679)
                                   ---------        -------      ---------

Balance, Dec. 31, 1996            $  658,273      ($102,526)    $  555,747
   Net income                         81,083          7,989         89,072
   Cash distributions            (   114,000)     (   9,005)   (   123,005)
                                   ---------        -------      ---------


Balance, Dec. 31, 1997            $  625,356      ($103,542)    $  521,814
                                   =========        =======      =========






              The accompanying notes are an integral part of these
                         combined financial statements.





                       GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                                  1997           1996           1995
                                               ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                         $ 89,072       $107,201      ($378,465)
      Adjustments to reconcile net
         income (loss) to net cash
         provided by operating activities:
         Depreciation, depletion, and
            amortization of oil and gas
            properties                            69,696         63,333        303,520
         Impairment provision                     19,726           -           125,159
         Gain on sale of oil
            and gas properties                 (  17,912)     (     598)     (   4,772)
         (Increase) decrease in
            accounts receivable
            -General Partner                        -             4,074      (   4,074)
         (Increase) decrease in
            accounts receivable
            - oil and gas sales                    1,247      (  16,183)         8,015
         (Increase) decrease in
            deferred charge                       22,088      (  23,072)        21,965
         Increase (decrease) in
            accounts payable                   (   7,932)         9,639      (  12,323)
         Increase (decrease) in
            gas imbalance payable              (   1,866)     (  69,001)        55,984
         Decrease in accrued
            liability                          (   8,590)     (   3,063)     (   3,474)
                                                 -------        -------        -------
      Net cash provided by operating
         activities                             $165,529       $ 72,330       $111,535
                                                 -------        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                     ($  1,149)     ($    445)     ($  8,037)
      Proceeds from sale of oil and
         gas properties                           21,848            598          4,954
                                                 -------        -------        -------
      Net cash provided (used) by
         investing activities                   $ 20,699       $    153      ($  3,083)
                                                 -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions                       ($123,005)     ($ 83,679)     ($140,000)
                                                 -------        -------        -------
      Net cash used by financing
         activities                            ($123,005)     ($ 83,679)     ($140,000)
                                                 -------        -------        -------







NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                      $ 63,223      ($ 11,196)     ($ 31,548)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                         13,805         25,001         56,549
                                                 -------        -------        -------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                             $ 77,028       $ 13,805       $ 25,001
                                                 =======        =======        =======






              The accompanying notes are an integral part of these
                         combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
GEODYNE PRODUCTION PARTNERSHIP I-C

      We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership I-C, an Oklahoma limited partnership, and Geodyne Production Partnership I-C, an Oklahoma general partnership, as of December 31, 1997 and 1996 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-C and Geodyne Production Partnership I-C at December 31, 1997 and 1996 and the combined results of their operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.


                                   //s// Coopers & Lybrand L.L.P.


                                    COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
February 10, 1998

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                            Combined Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------

                                                    1997            1996
                                                  ---------       ---------
CURRENT ASSETS:
   Cash and cash equivalents                       $141,699        $218,437
   Accounts receivable:
      Oil and gas sales                             130,355         163,306
      General Partner                                  -             14,922
                                                    -------         -------
      Total current assets                         $272,054        $396,665

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                    334,734         317,923

DEFERRED CHARGE                                     110,943          66,882
                                                    -------         -------
                                                   $717,731        $781,470
                                                    =======         =======

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                $ 22,321        $ 16,894

ACCRUED LIABILITY                                  $ 18,103        $ 12,386

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                ($ 89,189)      ($ 85,499)
   Limited Partners, issued and
      outstanding, 8,885 Units                      766,496         837,689
                                                    -------         -------
      Total Partners' capital                      $677,307        $752,190
                                                    -------         -------
                                                   $717,731        $781,470
                                                    =======         =======






              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                       Combined Statements of Operations
             For the Years Ended December 31, 1997, 1996, and 1995


                                         1997           1996         1995
                                      ----------     ----------   ----------

REVENUES:
   Oil and gas sales, including
      $2,521 of sales to related
      parties in 1995                  $951,678      $1,181,096    $808,435
   Interest income                        3,737           6,501       4,052
   Gain (loss)on sale of
      oil and gas properties             24,387      (   41,696)     39,926
                                        -------       ---------    --------
                                       $979,802      $1,145,901    $852,413
COSTS AND EXPENSES:
   Lease operating                     $249,590      $  172,009    $219,066
   Production tax                        62,151          69,689      56,131
   Depreciation, depletion,
      and amortization of oil
      and gas properties                 58,048          58,370     181,870
   Impairment provision                   4,679            -        155,698
   General and administrative           106,274         107,144     100,580
                                        -------       ---------    --------
                                       $480,742      $  407,212    $713,345
                                        -------       ---------    --------
NET INCOME                             $499,060      $  738,689    $139,068
                                        =======       =========    ========

GENERAL PARTNER - NET INCOME           $ 27,253      $   38,944    $ 20,456
                                        =======       =========    ========

LIMITED PARTNERS - NET INCOME          $471,807      $  699,745    $118,612
                                        =======       =========    ========

NET INCOME per Unit                    $  53.10      $    78.76    $  13.35
                                        =======       =========    ========

UNITS OUTSTANDING                         8,885           8,885       8,885
                                        =======       =========    ========







              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1997, 1996, and 1995


                                      Limited       General
                                     Partners       Partner        Total
                                   ------------    ---------   ------------

Balance, Dec. 31, 1994              $1,117,332     ($63,764)    $1,053,568
   Net income                          118,612       20,456        139,068
   Cash distributions              (   435,000)    ( 23,000)   (   458,000)
                                     ---------       ------      ---------

Balance, Dec. 31, 1995              $  800,944     ($66,308)    $  734,636
   Net income                          699,745       38,944        738,689
   Cash distributions              (   663,000)    ( 58,135)   (   721,135)
                                     ---------       ------      ---------

Balance, Dec. 31, 1996              $  837,689     ($85,499)    $  752,190
   Net income                          471,807       27,253        499,060
   Cash distributions              (   543,000)    ( 30,943)   (   573,943)
                                     ---------       ------      ---------

Balance, Dec. 31, 1997              $  766,496     ($89,189)    $  677,307
                                     =========       ======      =========






              The accompanying notes are an integral part of these
                         combined financial statements.





                       GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                                    1997          1996          1995
                                                 ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $499,060      $738,689      $139,068
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
         amortization of oil and gas
         properties                                 58,048        58,370       181,870
      Impairment provision                           4,679          -          155,698
      (Gain) loss on sale of oil
         and gas properties                      (  24,387)       41,696     (  39,926)
      (Increase) decrease in
         accounts receivable
         - oil and gas sales                        32,951     (   1,734)    (  18,695)
      (Increase) decrease in
         accounts receivable
         - General Partner                          14,922         3,182     (  18,104)
      (Increase) decrease in
         deferred charge                         (  44,061)    (  27,425)       14,230
      Increase (decrease) in
         accounts payable                            5,427           113     (   4,578)
      Increase (decrease)in gas
         imbalance payable                            -        (  13,021)       10,652
      Increase (decrease) in
         accrued liability                           5,717     (   3,246)    (   3,280)
                                                   -------       -------       -------
   Net cash provided by operating
      activities                                  $552,356      $796,624      $416,935
                                                   -------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($100,573)    ($  1,039)     $   -
   Proceeds from sale of oil and
      gas properties                                45,422        28,172        40,368
                                                   -------       -------       -------
   Net cash provided (used) by
      investing activities                       ($ 55,151)     $ 27,133      $ 40,368
                                                   -------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                             ($573,943)    ($721,135)    ($458,000)
                                                   -------       -------       -------
   Net cash used by financing
      activities                                 ($573,943)    ($721,135)    ($458,000)
                                                   -------       -------       -------








NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                          ($ 76,738)     $102,622     ($    697)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             218,437       115,815       116,512
                                                   -------       -------       -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $141,699      $218,437      $115,815
                                                   =======       =======       =======






                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
GEODYNE PRODUCTION PARTNERSHIP I-D

      We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership I-D, an Oklahoma limited partnership, and Geodyne Production Partnership I-D, an Oklahoma general partnership, as of December 31, 1997 and 1996 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-D and Geodyne Production Partnership I-D at December 31, 1997 and 1996 and the combined results of their operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.


                                   //s// Coopers & Lybrand L.L.P.


                                    COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
February 10, 1998

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                            Combined Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------

                                                  1997            1996
                                               -----------     ----------
CURRENT ASSETS:
   Cash and cash equivalents                    $  274,109      $  344,951
   Accounts receivable:
      Oil and gas sales                            256,001         306,857
                                                 ---------      ----------
      Total current assets                      $  530,110      $  651,808

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                   714,156         855,240

DEFERRED CHARGE                                    104,793          98,015
                                                 ---------      ----------
                                                $1,349,059      $1,605,063
                                                 =========      ==========

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $   31,310      $   15,285
   Gas imbalance payable                            39,971          36,687
                                                 ---------      ----------
      Total current liabilities                 $   71,281      $   51,972

ACCRUED LIABILITY                               $   14,345      $   16,816

PARTNERS' CAPITAL:
   General Partner                             ($   27,560)    ($    4,248)
   Limited Partners, issued and
      outstanding, 7,195 Units                   1,290,993       1,540,523
                                                 ---------      ----------
      Total Partners' capital                   $1,263,433      $1,536,275
                                                 ---------      ----------
                                                $1,349,059      $1,605,063
                                                 =========      ==========






              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                       Combined Statements of Operations
             For the Years Ended December 31, 1997, 1996, and 1995


                                       1997           1996           1995
                                    -----------    -----------    ----------
REVENUES:
   Oil and gas sales, including
      $362,560 of sales to
      related parties in 1995        $1,545,097     $1,812,568    $1,237,419
   Interest income                       10,558         11,473         8,358
   Gain on sale of oil and
       gas properties                    24,113         41,516         1,377
                                      ---------     ----------     ---------
                                     $1,579,768     $1,865,557    $1,247,154
COSTS AND EXPENSES:
   Lease operating                   $  183,675     $  175,311    $  144,541
   Production tax                       110,675        115,537        92,050
   Depreciation, depletion,
      and amortization of oil
      and gas properties                112,862        148,467       249,914
   Impairment provision                  61,790           -           19,510
   General and administrative            91,372         92,138        89,352
                                      ---------     ----------     ---------
                                     $  560,374     $  531,453    $  595,367
                                      ---------     ----------     ---------
NET INCOME                           $1,019,394     $1,334,104    $  651,787
                                      =========     ==========     =========

GENERAL PARTNER -
   NET INCOME                        $  173,924     $  219,180    $  135,487
                                      =========     ==========     =========

LIMITED PARTNERS - NET INCOME        $  845,470     $1,114,924    $  516,300
                                      =========     ==========     =========

NET INCOME per Unit                  $   117.51     $   154.96    $    71.76
                                      =========     ==========     =========

UNITS OUTSTANDING                         7,195         7,195          7,195
                                      =========     ==========     =========






              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1997, 1996, and 1995


                                    Limited         General
                                   Partners         Partner        Total
                                 ------------     ----------   ------------

Balance, Dec. 31, 1994            $1,669,299       $  9,506     $1,678,805
   Net income                        516,300        135,487        651,787
   Cash distributions            (   725,000)     ( 127,000)   (   852,000)
                                   ---------        -------      ---------

Balance, Dec. 31, 1995            $1,460,599       $ 17,993     $1,478,592
   Net income                      1,114,924        219,180      1,334,104
   Cash distributions            ( 1,035,000)     ( 241,421)   ( 1,276,421)
                                   ---------        -------      ---------

Balance, Dec. 31, 1996            $1,540,523      ($  4,248)    $1,536,275
   Net income                        845,470        173,924      1,019,394
   Cash distributions            ( 1,095,000)     ( 197,236)   ( 1,292,236)
                                   ---------        -------      ---------


Balance, Dec. 31, 1997            $1,290,993      ($ 27,560)    $1,263,433
                                   =========        =======      =========






              The accompanying notes are an integral part of these
                         combined financial statements.





                       GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                                1997            1996          1995
                                             ------------   -----------    ----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                                 $1,019,394     $1,334,104     $651,787
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties                      112,862        148,467      249,914
      Impairment provision                        61,790           -          19,510
      Gain on sale of oil and
         gas properties                      (    24,113)   (    41,516)   (   1,377)
      (Increase) decrease in
         accounts receivable -
        oil and gas sales                         50,856    (    82,001)   (  11,276)
      (Increase) decrease in
         deferred charge                     (     6,778)        15,475    (  15,634)
      Increase (decrease) in
         accounts payable                         16,025    (    15,464)   (   5,600)
      Increase (decrease) in gas
         imbalance payable                         3,284    (    30,443)   (  10,210)
      Decrease in accrued
         liability                           (     2,471)   (     1,154)   (  23,238)
                                               ---------      ---------      -------
   Net cash provided by
      operating activities                    $1,230,849     $1,327,468     $853,876
                                               ---------      ---------      -------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                      ($   34,805)   ($   10,930)   ($  7,434)
   Proceeds from sale of
      oil and gas properties                      25,350         59,168        3,739
                                               ---------      ---------      -------
   Net cash provided (used)
      by investing activities                ($    9,455)    $   48,238    ($  3,695)
                                               ---------      ---------      -------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                        ($1,292,236)   ($1,276,421)   ($852,000)
                                               ---------      ---------      -------
   Net cash used by financing
      activities                             ($1,292,236)   ($1,276,421)   ($852,000)
                                               ---------      ---------      -------





NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                 ($   70,842)    $   99,285    ($  1,819)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                        344,951        245,666      247,485
                                               ---------      ---------      -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                           $  274,109     $  344,951     $245,666
                                               =========      =========      =======






                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
GEODYNE PRODUCTION PARTNERSHIP I-E

      We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership I-E, an Oklahoma limited partnership, and Geodyne Production Partnership I-E, an Oklahoma general partnership, as of December 31, 1997 and 1996 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-E and Geodyne Production Partnership I-E at December 31, 1997 and 1996 and the combined results of their operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.


                                   //s// Coopers & Lybrand L.L.P.


                                    COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
February 10, 1998

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                            Combined Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------

                                                   1997            1996
                                               -------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  827,775      $  894,887
   Accounts receivable:
      Oil and gas sales                            994,354       1,233,074
      Other                                         69,917            -
                                                 ---------       ---------
      Total current assets                      $1,892,046      $2,127,961

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 4,844,378       5,621,729

DEFERRED CHARGE                                    750,369         822,824
                                                 ---------       ---------
                                                $7,486,793      $8,572,514
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  257,524      $  118,262
   Gas imbalance payable                           135,884         124,200
                                                 ---------       ---------
      Total current liabilities                 $  393,408      $  242,462

ACCRUED LIABILITY                               $  138,356      $  142,663

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  228,434)    ($  113,140)
   Limited Partners, issued and
      outstanding, 41,839 Units                  7,183,463       8,300,529
                                                 ---------       ---------
      Total Partners' capital                   $6,955,029      $8,187,389
                                                 ---------       ---------
                                                $7,486,793      $8,572,514
                                                 =========       =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                       Combined Statements of Operations
             For the Years Ended December 31, 1997, 1996, and 1995

                                         1997           1996         1995
                                      ----------     ----------   ----------

REVENUES:
   Oil and gas sales, including
      $2,099,338 of sales to
      related parties in 1995          $6,004,252    $6,006,431   $4,777,881
   Interest income                         34,723        35,005       28,581
   Gain on sale of oil and
      gas properties                      120,840       296,937        3,843
   Other income                            69,917          -            -
                                        ---------     ---------    ---------
                                       $6,229,732    $6,338,373   $4,810,305
COSTS AND EXPENSES:
   Lease operating                     $1,337,863    $1,303,281   $1,161,941
   Production tax                         433,287       403,038      319,588
   Depreciation, depletion,
      and amortization of oil
      and gas properties                  729,388       842,214    1,385,245
   Impairment provision                   291,690          -         748,728
   General and administrative             526,066       527,292      510,222
                                        ---------     ---------    ---------
                                       $3,318,294    $3,075,825   $4,125,724
                                        ---------     ---------    ---------
NET INCOME                             $2,911,438    $3,262,548   $  684,581
                                        =========     =========    =========

GENERAL PARTNER -
   NET INCOME                          $  568,504    $  602,481   $  368,023
                                        =========     =========    =========

LIMITED PARTNERS - NET INCOME          $2,342,934    $2,660,067   $  316,558
                                        =========     =========    =========

NET INCOME per Unit                    $    56.00    $    63.58   $     7.57
                                        =========     =========    =========

UNITS OUTSTANDING                          41,839        41,839       41,839
                                        =========     =========    =========






              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1997, 1996, and 1995


                                 Limited          General
                                Partners          Partner         Total
                              -------------     ----------    -------------

Balance, Dec. 31, 1994         $10,316,904      ($115,710)     $10,201,194
   Net income                      316,558        368,023          684,581
   Cash distributions         (  2,140,000)     ( 307,000)    (  2,447,000)
                                ----------        -------       ----------

Balance, Dec. 31, 1995         $ 8,493,462      ($ 54,687)     $ 8,438,775
   Net Income                    2,660,067        602,481        3,262,548
   Cash distributions         (  2,853,000)     ( 660,934)    (  3,513,934)
                                ----------        -------       ----------

Balance, Dec. 31, 1996         $ 8,300,529      ($113,140)     $ 8,187,389
   Net income                    2,342,934        568,504        2,911,438
   Cash distributions         (  3,460,000)     ( 683,798)    (  4,143,798)
                                ----------        -------       ----------


Balance, Dec. 31, 1997         $ 7,183,463      ($228,434)     $ 6,955,029
                                ==========        =======       ==========






              The accompanying notes are an integral part of these
                         combined financial statements.





                       GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                             1997             1996             1995
                                         ------------     ------------     ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                             $2,911,438       $3,262,548       $  684,581
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties                  729,388          842,214        1,385,245
      Impairment provision                   291,690             -             748,728
      Gain on sale of oil and
         gas properties                  (   120,840)     (   296,937)     (     3,843)
      Increase (decrease) in
         accounts receivable -
         oil and gas sales                   238,720      (   457,303)          86,309
      Increase in accounts
         receivable - other              (    69,917)            -                -
      Decrease in deferred
         charge                               72,455          119,923            1,722
      Increase (decrease) in
         accounts payable                    139,262      (    54,626)     (    47,782)
      Increase (decrease) in gas
         imbalance payable                    11,684      (    86,031)     (    25,446)
      Increase (decrease) in
         accrued liability               (     4,307)           7,217      (   244,169)
                                           ---------        ---------        ---------
   Net cash provided by
      operating activities                $4,199,573       $3,337,005       $2,585,345
                                           ---------        ---------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                  ($  279,631)     ($   55,490)     ($  105,852)
   Proceeds from sale of
      oil and gas properties                 156,744          392,990           22,208
                                           ---------        ---------        ---------
   Net cash provided (used)
      by investing activities            ($  122,887)      $  337,500      ($   83,644)
                                           ---------        ---------        ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                    ($4,143,798)     ($3,513,934)     ($2,447,000)
                                           ---------        ---------        ---------








   Net cash used by financing
      activities                         ($4,143,798)     ($3,513,934)     ($2,447,000)
                                           ---------        ---------        ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS             ($   67,112)      $  160,571       $   54,701

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                    894,887          734,316          679,615
                                           ---------        ---------        ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                       $  827,775       $  894,887       $  734,316
                                           =========        =========        =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
GEODYNE PRODUCTION PARTNERSHIP I-F

      We have audited the combined balance sheets of the Geodyne Energy Income Limited Partnership I-F, an Oklahoma limited partnership, and Geodyne Production Partnership I-F, an Oklahoma general partnership, as of December 31, 1997 and 1996 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-F and Geodyne Production Partnership I-F at December 31, 1997 and 1996 and the combined results of their operations and cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.


                                   //s// Coopers & Lybrand L.L.P.


                                    COOPERS & LYBRAND L.L.P.


Tulsa, Oklahoma
February 10, 1998

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                            Combined Balance Sheets
                          December 31, 1997 and 1996

                                    ASSETS
                                    ------

                                                   1997            1996
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  251,220      $  339,064
   Accounts receivable:
      Oil and gas sales                            307,734         431,888
      Other                                         48,942            -
                                                 ---------       ---------
      Total current assets                      $  607,896      $  770,952

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method                  1,457,908       1,746,830

DEFERRED CHARGE                                    501,016         465,201
                                                 ---------       ---------
                                                $2,566,820      $2,982,983
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                              $   53,205      $   47,364
  Gas imbalance payable                             47,046          45,279
                                                 ---------       ---------
    Total current liabilities                   $  100,251      $   92,643

ACCRUED LIABILITY                               $  116,401      $  103,790

PARTNERS' CAPITAL (DEFICIT):
  General Partner                              ($   59,811)    ($   59,110)
  Limited Partners, issued and
    outstanding, 14,321 Units                    2,409,979       2,845,660
                                                 ---------       ---------
    Total Partners' capital                     $2,350,168      $2,786,550
                                                 ---------       ---------
                                                $2,566,820      $2,982,983
                                                 =========       =========





              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                       Combined Statements of Operations
             For the Years Ended December 31, 1997, 1996, and 1995

                                       1997           1996           1995
                                    ----------     -----------    ----------
REVENUES:
   Oil and gas sales, including
      $481,355 of sales to
      related parties in 1995        $2,021,805     $2,121,336    $1,762,969
   Interest income                       11,252         12,228         9,438
   Gain on sale of oil and
      gas properties                     76,108        160,187         4,726
   Other income                          48,942           -             -
                                      ---------     ----------     ---------
                                     $2,158,107     $2,293,751    $1,777,133
COSTS AND EXPENSES:
   Lease operating                   $  540,388     $  622,452    $  579,433
   Production tax                       143,412        135,940       115,608
   Depreciation, depletion,
      and amortization of oil
      and gas properties                257,820        270,978       492,745
   Impairment provision                 114,631           -          258,913
   General and administrative           180,860        182,290       175,600
                                      ---------     ----------     ---------
                                     $1,237,111     $1,211,660    $1,622,299
                                      ---------     ----------     ---------
NET INCOME                           $  920,996     $1,082,091    $  154,834
                                      =========     ==========     =========

GENERAL PARTNER  -
   NET INCOME                        $  183,677     $  198,724    $  117,455
                                      =========     ==========     =========

LIMITED PARTNERS - NET INCOME        $  737,319     $  883,367    $   37,379
                                      =========     ==========     =========

NET INCOME per Unit                  $    51.49     $    61.68    $     2.61
                                      =========     ==========     =========

UNITS OUTSTANDING                        14,321        14,321         14,321
                                      =========     ==========     =========






              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1997, 1996, and 1995


                                   Limited        General
                                  Partners        Partner          Total
                                ------------    ----------     ------------
Balance, Dec. 31, 1994           $3,680,914     ($ 33,134)      $3,647,780
   Net income                        37,379       117,455          154,834
   Cash distributions           (   795,000)    ( 110,000)     (   905,000)
                                  ---------       -------        ---------

Balance, Dec. 31, 1995           $2,923,293     ($ 25,679)      $2,897,614
   Net income                       883,367       198,724        1,082,091
   Cash distributions           (   961,000)    ( 232,155)     ( 1,193,155)
                                  ---------       -------        ---------

Balance, Dec. 31, 1996           $2,845,660     ($ 59,110)      $2,786,550
Net income                          737,319       183,677          920,996
   Cash distributions           ( 1,173,000)    ( 184,378)     ( 1,357,378)
                                  ---------       -------        ---------


Balance, Dec. 31, 1997           $2,409,979     ($ 59,811)      $2,350,168
                                  =========       =======        =========






              The accompanying notes are an integral part of these
                         combined financial statements.





                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        Combined Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995

                                             1997            1996             1995
                                         ------------    ------------     ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                             $  920,996      $1,082,091       $  154,834
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties                  257,820         270,978          492,745
      Impairment provision                   114,631            -             258,913
      Gain on sale of oil
         and gas properties              (    76,108)    (   160,187)     (     4,726)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales                   124,154     (   157,539)          68,655
      Increase in accounts
         receivable-other                (    48,942)           -                -
      (Increase) decrease in
         deferred charge                 (    35,815)         73,657      (    51,233)
      Increase (decrease) in
         accounts payable                      5,841     (    16,778)     (    14,427)
      Increase (decrease) in gas
         imbalance payable                     1,767     (    37,924)     (     5,277)
      Increase in
         accrued liability                    12,611          24,355           15,557
                                           ---------       ---------        ---------
  Net cash provided by
   operating activities                   $1,276,955      $1,078,653       $  915,041
                                           ---------       ---------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                  ($  104,709)    ($   27,863)     ($   54,383)
   Proceeds from sale of
      oil and gas properties                  97,288         208,776           11,377
                                           ---------       ---------        ---------
   Net cash provided (used)
      by investing activities            ($    7,421)     $  180,913      ($   43,006)
                                           ---------       ---------        ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                    ($1,357,378)    ($1,193,155)     ($  905,000)
                                           ---------       ---------        ---------







   Net cash used by financing
      activities                         ($1,357,378)    ($1,193,155)     ($  905,000)
                                           ---------       ---------        ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS             ($   87,844)     $   66,411      ($   32,965)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                    339,064         272,653          305,618
                                           ---------       ---------        ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                       $  251,220      $  339,064       $  272,653
                                           =========       =========        =========






                     The accompanying notes are an integral
                  part of these combined financial statements.

              GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
         Notes to the Combined Financial Statements For the Years Ended
                        December 31, 1997, 1996, and 1995


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Operations

      The Geodyne Energy Income Limited Partnerships (the "Partnerships") were formed pursuant to a public offering of depositary units ("Units"). Upon formation, investors became limited partners (the "Limited Partners") and held Units issued by each Partnership. Geodyne Resources, Inc. is the general partner of the Partnerships. Each Partnership is a general partner in the related Geodyne Energy Income Production Partnership (collectively, the "Production Partnership") in which Geodyne Resources, Inc. serves as the managing partner. Limited Partner capital contributions were contributed to the related Production Partnerships for investment in producing oil and gas properties. The Partnerships were activated on the following dates with the following Limited Partner capital contributions:

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

      The Partnerships will terminate on December 31, 1999. However, the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of these financial statements, the General Partner has not determined whether to extend the term of any Partnership.

      For purposes of these financial statements, the Partnerships and Production Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General Partner." An affiliate of the General Partner owned the following Units at December 31, 1997:

                               Number of                 Percent of
            Partnership       Units Owned             Outstanding Units
            -----------       -----------             -----------------
               I-B               2,727                      22.8%
               I-C                 959                      10.8%
               I-D                 745                      10.4%
               I-E               6,073                      14.5%
               I-F               2,352                      16.4%

      The Partnerships' sole business is the development and production of oil and gas.

      Allocation of Costs and Revenues

      The combination of the allocation provisions in each Partnership's limited partnership agreement and each Production Partnership's partnership agreement (collectively, the "Partnership Agreement") results in allocations of costs and income between the Limited Partners and General Partner as follows:

                                  Before Payout(1)        After Payout(1)
                                --------------------    --------------------
                                General     Limited     General     Limited
                                Partner     Partners    Partner     Partners
                                --------    --------    --------    --------
        Costs(2)
------------------------
Sales commissions, pay-
     ment for organization
     and offering costs
     and management fee            1%          99%          -           -
Property acquisition
     costs                         1%          99%          1%         99%
Identified development
     drilling                      1%          99%          1%         99%
Development drilling              10%          90%         15%         85%
General and administra-
     tive costs, direct
     administrative costs
     and operating costs(3)       10%          90%         15%         85%

        Income(2)
------------------------
Temporary investments of
     Limited Partners'
     capital contributions         1%          99%          1%         99%
Income from oil and gas
     production(3)                10%          90%         15%         85%
Sale of producing pro-
     perties (3)                  10%          90%         15%         85%
All other income                  10%          90%         15%         85%
----------

(1) Payout occurs when total distributions to Limited Partners equal total original Limited Partner subscriptions.
(2) The allocations in the table result generally from the combined effect of the allocation provisions in the Partnership Agreements. For example, the costs incurred in development drilling are allocated 90.9091% to the limited partnership and 9.0909% to the managing partner. The 90.9091% portion of these costs allocated to the limited partnership, when passed through the limited partnership, is further allocated 99% to the limited partners and 1% to the general partner. In this manner the Limited
      Partners are allocated 90% of such costs and the General Partner is allocated 10% of such costs.
(3) Distributions of cash and the above allocation of income and costs of the General Partner are subject to subordination during the first two twelve-month "allocation periods". The first twelve-month "allocation period" commenced on the last day of the first full fiscal quarter after the earlier of (i) the date on which 90% of a limited partnership's capital contribution to a Production Partnership has been expended or (ii) two years after activation of a Production Partnership. The second twelve-month "allocation period" commenced at the end of the first allocation period. To the extent that the amount of cash distributed in the allocation periods is insufficient to permit the Limited Partners to receive a 15% cumulative (but not compounded) twelve-month return on their capital contributions, up to one-half of the managing partners' share of distributable cash after each such allocation period, and a corresponding amount of their allocable share of income and costs, shall thereafter be allocated to permit the Limited Partners to receive, to the extent available, the aggregate amount of such deficiency. After the allocation periods, the managing partner may recoup amounts previously allocated to the Limited Partners pursuant to this subordination provision to the extent income is otherwise sufficient to permit Limited Partners to receive at least a 15% cumulative (but not compounded) twelve-month return since the commencement of the allocation periods.


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


      Receivable from General Partner

      The I-C Partnership recorded a receivable from the General Partner at December 31, 1996 in the amount of $14,452 for proceeds due to the I-C
Partnership from the sale of oil and gas properties. Such receivable was collected by the I-C Partnership in the first quarter of 1997. The I-C Partnership also recorded a receivable from the General Partner at December 31, 1996 in the amount of $470 due to indirect general and administrative expenses exceeding the reimbursable indirect limit imposed by the Advisory Agreement. Such receivable was collected by the I-C Partnership during the first quarter of 1997.


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

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' depletion, depreciation, and amortization includes dismantlement and abandonment costs, net of estimated salvage value. The depreciation, depletion, and amortization rates per equivalent barrel of oil produced during the years ended December 31, 1997, 1996, and 1995 were as follows:

            Partnership        1997        1996        1995
            -----------       ------      ------      ------

                I-B           $2.92       $2.31       $10.23
                I-C            1.06         .89         2.92
                I-D            1.09        1.26         2.10
                I-E            1.68        1.92         2.82
                I-F            1.93        1.88         3.01


      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the difference between asset cost and salvage value is charged or credited to accumulated depreciation.

      The Partnerships follow the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal," which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. SFAS No. 121 requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field. SFAS No. 121 provides that if the unamortized costs of oil and gas properties exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. During 1997, 1996, and 1995, the Partnerships recorded the following non-cash charges against earnings (impairment provisions):

            Partnership        1997            1996           1995
            -----------      ---------        -------       ---------

               I-B           $17,233          $  -          $125,159
               I-C             4,679             -           155,698
               I-D            12,290             -            19,510
               I-E            59,728             -           748,728
               I-F            20,908             -           258,913

      In addition, during 1997 the General Partner determined that the Partnerships' unproved properties would be uneconomic to develop and, therefore, of little or no value. This determination was based on an evaluation by the General Partner that it is unlikely that these unproved properties would be developed due to the low oil and gas prices received over the last several years and provisions in the Partnership Agreements which limit the level of permissible drilling activity. As a result of this determination, the Partnerships recorded the following non-cash charges against earnings at March 31, 1997 in order to reflect the writing-off of the Partnerships' unproved properties:

                  Partnership                    Amount
                  -----------                   --------

                     I-B                        $  2,493
                     I-C                             -
                     I-D                          49,500
                     I-E                         231,962
                     I-F                          93,723


      Deferred Charge

      The Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1997 and 1996, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                               1997                       1996
                        ----------------------     ----------------------
      Partnership          Mcf         Amount         Mcf         Amount
      -----------       ---------     --------     ---------     --------

          I-B             132,544     $ 99,262       131,516     $121,350
          I-C              68,009      110,943        74,846       66,882
          I-D             308,124      104,793       351,688       98,015
          I-E           1,430,637      750,369     1,543,471      822,824
          I-F             519,564      501,016       578,968      465,201


      Accrued Liability

      The Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1997 and 1996, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                                 1997                      1996
                        ----------------------     --------------------
      Partnership         Mcf          Amount        Mcf        Amount
      -----------       -------       --------     -------     --------

          I-B            30,071       $ 22,520      33,716     $ 31,110
          I-C            11,097         18,103      13,861       12,386
          I-D            42,180         14,345      60,338       16,816
          I-E           263,786        138,356     267,610      142,663
          I-F           120,710        116,401     129,172      103,790


      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also reflects the price for which the

Partnerships are currently settling this liability. At December 31, 1997 and 1996 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                               1997                        1996
                        -------------------        -------------------
      Partnership         Mcf        Amount          Mcf        Amount
      -----------       -------     -------        -------    --------

          I-B            2,077      $  3,116        3,321     $  4,982
          I-C             -             -            -            -
          I-D           26,647        39,971       24,458       36,687
          I-E           90,589       135,884       82,800      124,200
          I-F           31,364        47,046       30,186       45,279

These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by a negotiated or contractual payment to the underproduced party.


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

2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 1997, 1996, and 1995:

            Partnership         1997         1996         1995
            -----------       --------     --------     --------

                I-B           $ 45,252     $ 45,252     $ 41,178
                I-C             93,058       93,550       93,550
                I-D             79,944       79,944       79,944
                I-E            464,880      464,880      464,880
                I-F            159,120      159,120      159,120


      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with these activities, together with any compressor rentals, consulting, or other services provided. Such charges are comparable to third party charges in the area where the wells are located and are the same as charged to other working interest owners in the wells.

      During 1995 the Partnerships sold gas at market prices to El Paso Energy Marketing Company, formerly known as Premier Gas Company ("El Paso"). El Paso, like other similar gas marketing firms, then resold such gas to third parties at market prices. El Paso was an affiliate of the Partnerships until December 6, 1995. The following table summarizes the total amount of the Partnerships' sales to El Paso during 1995:

                        Partnership                1995
                        -----------             ----------

                            I-B                 $   43,625
                            I-C                      2,521
                            I-D                    362,560
                            I-E                  2,099,338
                            I-F                    481,355

3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of the Partnerships' combined oil and gas sales for the years ended December 31, 1997, 1996, and 1995:

Partnership             Purchaser                     Percentage
-----------       ---------------------         -----------------------
                                                1997        1996     1995
                                                -----       -----    -----

      I-B         Williams Energy
                    Services Co.                24.4%         - %      - %
                  Byrd Operating Company        18.7%       11.6%      - %
                  El Paso                       12.6%       10.0%    17.2%
                  Parker & Parsley
                    Development Company           -         22.7%      - %
                  Apache Corporation              -           - %    22.5%
                  Staley Operating Co.            -           - %    16.0%

      I-C         Hallwood Petroleum
                    ("Hallwood")                36.2%       42.8%    31.0%
                  Conoco, Inc. ("Conoco")       30.3%       25.2%    26.4%
                  Koch Oil Company              12.8%       18.3%      - %
                  National Cooperative
                    Refinery Association          - %         - %    10.9%

      I-D         El Paso                       35.5%       27.9%    29.3%
                  Hallwood                      24.9%       31.8%    22.5%
                  Conoco                        19.6%       23.1%    23.0%

      I-E         El Paso                       51.3%       49.4%    43.9%

      I-F         El Paso                       33.9%       31.9%    27.3%


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

      Capitalized Costs

      Capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance at December 31, 1997 and 1996 were as follows:

                                I-B Partnership
                                ---------------

                                              1997             1996
                                          ------------      -----------

            Proved properties              $6,509,872        $7,009,360
            Unproved properties,
               not subject to
               depreciation,
               depletion, and
               amortization                      -                2,493
                                            ---------         ---------
                                           $6,509,872        $7,011,853
            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             ( 6,182,735)      ( 6,592,507)
                                            ---------         ---------

            Net oil and gas
               properties                  $  327,137        $  419,346
                                            =========         =========

                                I-C Partnership
                                ---------------

                                             1997              1996
                                          ------------      -----------

            Proved properties              $3,641,486        $3,904,778
            Unproved properties,
               not subject to
               depreciation,
               depletion, and
               amortization                      -                  455
                                            ---------         ---------
                                           $3,641,486        $3,905,233
            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             ( 3,306,752)      ( 3,587,310)
                                            ---------         ---------

            Net oil and gas
               properties                  $  334,734        $  317,923
                                            =========         =========


                                I-D Partnership
                                ---------------

                                              1997              1996
                                          ------------      ------------

            Proved properties              $4,869,810        $4,892,664
            Unproved properties,
               not subject to
               depreciation,
               depletion, and
               amortization                      -               49,914
                                            ---------         ---------
                                           $4,869,810        $4,942,578
            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             ( 4,155,654)      ( 4,087,338)
                                            ---------         ---------

            Net oil and gas
               properties                  $  714,156        $  855,240
                                            =========         =========

                                I-E Partnership
                                ---------------

                                              1997              1996
                                          ------------      ------------

            Proved properties              $27,408,834       $27,671,041
            Unproved properties,
               not subject to
               depreciation,
               depletion, and
               amortization                       -              233,294
                                            ----------        ----------
                                           $27,408,834       $27,904,335
            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             ( 22,564,456)     ( 22,282,606)
                                            ----------        ----------

            Net oil and gas
               properties                  $ 4,844,378       $ 5,621,729
                                            ==========        ==========


                                I-F Partnership
                                ---------------

                                             1997              1996
                                          ------------      -----------

            Proved properties              $ 8,021,051       $8,205,960
            Unproved properties,
               not subject to
               depreciation,
               depletion, and
               amortization                       -              88,701
                                            ----------        ---------
                                           $ 8,021,051       $8,294,661
            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             (  6,563,143)     ( 6,547,831)
                                            ----------        ---------

            Net oil and gas
               properties                  $ 1,457,908       $1,746,830
                                            ==========        =========

      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during 1997, 1996, and 1995. Costs incurred by the Partnerships in connection with oil and gas property development activities during 1997, 1996, and 1995 were as follows:

         Partnership        1997        1996           1995
         -----------      --------     -------       --------
             I-B          $  1,149     $   445       $  8,037
             I-C           100,573       1,039           -
             I-D            34,805      10,930          7,434
             I-E           279,631      55,490        105,852
             I-F           104,709      27,863         54,383


      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves at December 31, 1997, 1996, and 1995 were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers, an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                                I-B Partnership
                                ---------------

                                              Crude             Natural
                                               Oil                Gas
                                            (Barrels)            (Mcf)
                                            ---------         -----------

Proved reserves, Dec. 31, 1994               25,265            1,061,804
   Production                               ( 4,628)          (  150,238)
   Sales of minerals in
      place                                 (    33)          (    8,103)
   Extensions and discoveries                   156               23,443
   Revisions of previous
      estimates                             (   797)          (   24,686)
                                             ------            ---------

Proved reserves, Dec. 31, 1995               19,963              902,220
   Production                               ( 2,297)          (  150,543)
   Revisions of previous
      estimates                             ( 4,763)             158,168
                                             ------            ---------

Proved reserves, Dec. 31, 1996               12,903              909,845
   Production                               ( 2,277)          (  129,776)
   Sales of minerals in
      place                                 (   765)          (   21,278)
   Revisions of previous
      estimates                                 785           (   46,749)
                                             ------            ---------

Proved reserves, Dec. 31, 1997               10,646              712,042
                                             ======            =========

PROVED DEVELOPED RESERVES:
   December 31, 1995                         19,963              902,220
                                             ======            =========
   December 31, 1996                         12,903              909,845
                                             ======            =========
   December 31, 1997                         10,646              712,042
                                             ======            =========

                                I-C Partnership
                                ---------------

                                              Crude            Natural
                                               Oil               Gas
                                            (Barrels)           (Mcf)
                                            ---------         ---------

Proved reserves, Dec. 31, 1994                95,437           967,562
   Production                               ( 27,843)         (207,207)
   Sales of minerals in
      place                                 (    363)         ( 14,708)
   Extensions and discoveries                     29             4,374
   Revisions of previous
      estimates                               41,535          (  9,961)
                                             -------           -------

Proved reserves, Dec. 31, 1995               108,795           740,060
   Production                               ( 27,537)         (226,820)
   Sales of minerals in
      place                                 (  4,934)         ( 51,035)
   Revisions of previous
      estimates                               44,909           340,705
                                             -------           -------

Proved reserves, Dec. 31, 1996               121,233           802,910
   Production                               ( 25,122)         (178,180)
   Sales of minerals in
      place                                 ( 23,710)         (  4,023)
   Extensions and discoveries                  9,718           138,053
   Revisions of previous
      estimates                             ( 21,212)           35,059
                                             -------           -------

Proved reserves, Dec. 31, 1997                60,907           793,819
                                             =======           =======

PROVED DEVELOPED RESERVES:
   December 31, 1995                         108,795           740,060
                                             =======           =======
   December 31, 1996                         121,233           802,910
                                             =======           =======
   December 31, 1997                          60,907           793,819
                                             =======           =======

                                I-D Partnership
                                ---------------

                                              Crude             Natural
                                               Oil                Gas
                                            (Barrels)            (Mcf)
                                            ---------         -----------

Proved reserves, Dec. 31, 1994               71,457            2,582,099
   Production                               (22,427)          (  577,969)
   Sales of minerals in
      place                                 (     6)          (    2,087)
   Extensions and discoveries                   140                9,656
   Revisions of previous
      estimates                               3,810              388,141
                                             ------            ---------

Proved reserves, Dec. 31, 1995               52,974            2,399,840
   Production                               (21,291)          (  577,657)
   Sales of minerals in
      place                                 ( 4,935)          (   29,621)
   Extensions and discoveries                   123                5,646
   Revisions of previous
      estimates                              28,706              499,715
                                             ------            ---------

Proved reserves, Dec. 31, 1996               55,577            2,297,923
   Production                               (18,760)          (  510,113)
   Sales of minerals in
      place                                 (   168)          (    5,510)
   Revisions of previous
      estimates                               4,349              156,947
                                             ------            ---------

Proved reserves, Dec. 31, 1997               40,998            1,939,247
                                             ======            =========

PROVED DEVELOPED RESERVES:

   December 31, 1995                         52,974            2,399,840
                                             ======            =========
   December 31, 1996                         55,219            2,276,438
                                             ======            =========
   December 31, 1997                         40,875            1,925,548
                                             ======            =========

                                I-E Partnership
                                ---------------

                                              Crude              Natural
                                               Oil                 Gas
                                            (Barrels)             (Mcf)
                                            ---------         ------------

Proved reserves, Dec. 31, 1994               485,418           12,717,229
   Production                               ( 89,117)         ( 2,412,342)
   Sales of minerals in
      place                                 (     65)         (    12,013)
   Extensions and discoveries                 10,358               66,844
   Revisions of previous
      estimates                               86,214            2,321,612
                                             -------           ----------

Proved reserves, Dec. 31, 1995               492,808           12,681,330
   Production                               ( 70,998)         ( 2,206,082)
   Sales of minerals in
      place                                 ( 24,754)         (   278,884)
   Extensions and discoveries                    778               73,593
   Revisions of previous
      estimates                              123,001            1,483,030
                                             -------           ----------

Proved reserves, Dec. 31, 1996               520,835           11,752,987
   Production                               ( 77,648)         ( 2,139,704)
   Sales of minerals in
      place                                 ( 14,619)         (    66,444)
   Extensions and discoveries                 29,604               18,612
   Revisions of previous
      estimates                             ( 58,499)             985,558
                                             -------           ----------

Proved reserves, Dec. 31, 1997               399,673           10,551,009
                                             =======           ==========

PROVED DEVELOPED RESERVES:

   December 31, 1995                         492,808           12,681,330
                                             =======           ==========
   December 31, 1996                         519,687           11,683,935
                                             =======           ==========
   December 31, 1997                         399,277           10,506,977
                                             =======           ==========

                                I-F Partnership
                                ---------------

                                              Crude             Natural
                                               Oil                Gas
                                            (Barrels)            (Mcf)
                                            ---------         -----------

Proved reserves, Dec. 31, 1994               235,262           3,935,837
   Production                               ( 45,101)         (  711,486)
   Sales of minerals in
      place                                 (     33)         (    5,373)
   Extensions and discoveries                  7,063              36,456
   Revisions of previous
      estimates                               49,360             578,157
                                             -------           ---------

Proved reserves, Dec. 31, 1995               246,551           3,833,591
   Production                               ( 35,577)         (  652,692)
   Sales of minerals in
      place                                 ( 12,337)         (  132,134)
   Extensions and discoveries                    399              26,335
   Revisions of previous
      estimates                               70,126             481,185
                                             -------           ---------

Proved reserves, Dec. 31, 1996               269,162           3,556,285
   Production                               ( 38,725)         (  571,101)
   Sales of minerals in
      place                                 (  8,673)         (   38,629)
   Extensions and discoveries                 10,361               6,514
   Revisions of previous
      estimates                             ( 34,694)            377,552
                                             -------           ---------

Proved reserves, Dec. 31, 1997               197,431           3,330,621
                                             =======           =========

PROVED DEVELOPED RESERVES:

   December 31, 1995                         246,551           3,833,591
                                             =======           =========
   December 31, 1996                         268,768           3,532,534
                                             =======           =========
   December 31, 1997                         197,297           3,315,478
                                             =======           =========


     Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

      The following tables set forth each of the Partnerships' estimated future net cash flows as of December 31, 1997 relating to proved oil and gas reserves based on the standardized measure as prescribed in SFAS No. 69:

                                             Partnership
                                    ------------------------------
                                         I-B                  I-C
                                    ------------         -------------
Future cash inflows                  $1,941,526           $ 2,947,424
Future production and
   development costs                (   552,823)         (  1,186,744)
                                      ---------            ----------

      Future net cash
         flows                       $1,388,703           $ 1,760,680

10% discount to
   reflect timing of
   cash flows                       (   439,036)         (    585,010)
                                      ---------            ----------

Standardized measure
   of discounted
   future net cash
   flows                             $  949,667           $ 1,175,670
                                      =========            ==========


                                             Partnership
                                    ------------------------------
                                         I-D                  I-E
                                    ------------         -------------

Future cash inflows                  $5,183,042           $30,577,321
Future production and
   development costs                ( 1,335,553)         (  9,611,493)
                                      ---------            ----------

      Future net cash
         flows                       $3,847,489           $20,965,828

10% discount to
   reflect timing of
   cash flows                       ( 1,071,700)         (  6,394,370)
                                      ---------            ----------

Standardized measure
   of discounted
   future net cash
   flows                             $2,775,789           $14,571,458
                                      =========            ==========

                                          I-F Partnership
                                          ---------------

Future cash inflows                         $11,093,413
Future production and
   development costs                       (  4,114,244)
                                             ----------

      Future net cash
         flows                              $ 6,979,169

10% discount to
   reflect timing of
   cash flows                              (  2,281,427)
                                             ----------

Standardized measure
   of discounted
   future net cash
   flows                                    $ 4,697,742
                                             ==========


The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' reserves were determined at December 31, 1997 using oil and gas prices of approximately $16.25 per barrel and $2.32 per Mcf, respectively.

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

*23.2 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership I-C.

*23.3 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership I-D.

*23.4 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership I-E.

*23.5 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership I-F.

*27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-B's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-C's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-D's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-E's financial statements as of December 31, 1997 and for the year ended December 31, 1997.

*27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-F's financial statements as of December 31, 1997 and for the year ended December 31, 1997.


            All other Exhibits are omitted as inapplicable.

            ----------

            * Filed herewith.