Form 10-Q
period 1998-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 1998-05-13
CIK 780200, 791067, 799178, 806613, 811031

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1998


Commission File Number:

      I-B:  0-14657           I-C:  0-14658           I-D:  0-15831
      I-E:  0-15832           I-F:  0-15833

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
             --------------------------------------------------------
             (Exact name of Registrant as specified in its Articles)


                                          I-B 73-1231998
                                          I-C 73-1252536
                                          I-D 73-1265223
                                          I-E 73-1270110
         Oklahoma                         I-F 73-1292669
----------------------------    -------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                       Number)
     organization)


   Two West Second Street, Tulsa, Oklahoma              74103
   ------------------------------------------------------------
   (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:(918) 583-1791



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 36,333          $ 77,028
   Accounts receivable:
      Oil and gas sales                           41,630            53,389
                                                --------          --------
        Total current assets                    $ 77,963          $130,417

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 316,725           327,137

DEFERRED CHARGE                                   99,262            99,262
                                                --------          --------
                                                $493,950          $556,816
                                                ========          ========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $ 10,670          $  9,366
   Gas imbalance payable                           3,116             3,116
                                                --------          --------
        Total current liabilities               $ 13,786          $ 12,482

ACCRUED LIABILITY                               $ 22,520          $ 22,520

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($104,531)        ($103,542)
   Limited Partners, issued and
      outstanding, 11,958 units                  562,175           625,356
                                                --------          --------
        Total Partners' capital                 $457,644          $521,814
                                                --------          --------
                                                $493,950          $556,816
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                 1998               1997
                                               ---------          ---------

REVENUES:
   Oil and gas sales                            $60,872            $82,442
   Interest income                                  522                 94
                                                -------            -------
                                                $61,394            $82,536

COST AND EXPENSES:
   Lease operating                              $15,821            $18,295
   Production tax                                 3,322              5,482
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 10,412             12,926
   Impairment provision                               -             19,726
   General and administrative
      (Note 2)                                   21,092             18,704
                                                -------            -------
                                                $50,647            $75,133
                                                -------            -------

NET INCOME                                      $10,747            $ 7,403
                                                =======            =======
GENERAL PARTNER - NET INCOME                    $   928            $ 1,672
                                                =======            =======
LIMITED PARTNERS - NET INCOME                   $ 9,819            $ 5,731
                                                =======            =======
NET INCOME per unit                             $   .82            $   .48
                                                =======            =======
UNITS OUTSTANDING                                11,958             11,958
                                                =======            =======







         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                 1998               1997
                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $10,747           $ 7,403
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               10,412            12,926
      Impairment provision                            -            19,726
      Decrease in accounts receivable -
        oil and gas sales                        11,759            18,152
      Increase (decrease) in accounts
        payable                                   1,304          (  8,568)
                                                -------           -------
Net cash provided by operating
   activities                                   $34,222           $49,639
                                                -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         $     -          ($ 2,223)
                                                -------           -------
Net cash used by investing activities           $     -          ($ 2,223)
                                                -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($74,917)         ($12,537)
                                                -------           -------
Net cash used by financing activities          ($74,917)         ($12,537)
                                                -------           -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($40,695)          $34,879

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           77,028            13,805
                                                -------           -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $36,333           $48,684
                                                =======           =======






         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                               March 31,       December 31,
                                                 1998             1997
                                              -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $109,025          $141,699
   Accounts receivable:
      Oil and gas sales                          117,674           130,355
                                                --------          --------
        Total current assets                    $226,699          $272,054

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 327,356           334,734

DEFERRED CHARGE                                  110,943           110,943
                                                --------          --------
                                                $664,998          $717,731
                                                ========          ========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $ 24,602          $ 22,321
                                                --------          --------
        Total current liabilities               $ 24,602          $ 22,321

ACCRUED LIABILITY                               $ 18,103          $ 18,103

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($ 90,652)        ($ 89,189)
   Limited Partners, issued and
      outstanding, 8,885 units                   712,945           766,496
                                                --------          --------
        Total Partners' capital                 $622,293          $677,307
                                                --------          --------
                                                $664,998          $717,731
                                                ========          ========






         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                           $186,396          $265,567
   Interest income                                1,287             1,530
   Gain on sale of oil and
      gas properties                                  -               545
                                               --------          --------
                                               $187,683          $267,642

COST AND EXPENSES:
   Lease operating                             $ 47,061          $ 41,015
   Production tax                                10,337            15,651
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  7,378            12,556
   Impairment provision                               -             4,679
   General and administrative
      (Note 2)                                   30,612            28,991
                                               --------          --------
                                               $ 95,388          $102,892
                                               --------          --------

NET INCOME                                     $ 92,295          $164,750
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $  4,846          $  8,850
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $ 87,449          $155,900
                                               ========          ========
NET INCOME per unit                            $   9.84          $  17.55
                                               ========          ========
UNITS OUTSTANDING                                 8,885             8,885
                                               ========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                               ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 92,295          $164,750
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 7,378            12,556
      Impairment provision                             -             4,679
      Gain on sale of oil and gas
        properties                                     -         (     545)
      Decrease in accounts receivable -
        oil and gas sales                         12,681            16,101
      Decrease in accounts receivable -
        General Partner                                -            13,922
      Increase (decrease) in accounts
        payable                                    2,281         (   3,454)
                                                --------          --------
Net cash provided by operating
   activities                                   $114,635          $208,009
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         $      -         ($     10)
   Proceeds from sale of oil and
      gas properties                                   -             1,000
                                                --------          --------
Net cash provided by investing
   activities                                   $      -          $    990
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($147,309)        ($228,995)
                                                --------          --------
Net cash used by financing activities          ($147,309)        ($228,995)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 32,674)        ($ 19,996)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           141,699           218,437
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $109,025          $198,441
                                                ========          ========
         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  245,300        $  274,109
   Accounts receivable:
      Oil and gas sales                          203,175           256,001
      General Partner (Note 2)                   155,421                 -
                                              ----------        ----------
        Total current assets                  $  603,896        $  530,110

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 697,992           714,156

DEFERRED CHARGE                                  104,793           104,793
                                              ----------        ----------
                                              $1,406,681        $1,349,059
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   13,023        $   31,310
   Gas imbalance payable                          39,971            39,971
                                              ----------        ----------
        Total current liabilities             $   52,994        $   71,281

ACCRUED LIABILITY                             $   14,345        $   14,345

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   10,761)      ($   27,560)
   Limited Partners, issued and
      outstanding, 7,195 units                 1,350,103         1,290,993
                                              ----------        ----------
        Total Partners' capital               $1,339,342        $1,263,433
                                              ----------        ----------
                                              $1,406,681        $1,349,059
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                ---------       ----------

REVENUES:
   Oil and gas sales                            $293,660          $472,917
   Interest income                                 2,781             2,644
   Gain on sale of oil and
      gas properties                             147,050                 -
                                                --------          --------
                                                $443,491          $475,561

COST AND EXPENSES:
   Lease operating                              $ 30,942          $ 29,241
   Production tax                                 17,938            30,898
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  15,885            31,713
   Impairment provision                                -            61,790
   General and administrative
      (Note 2)                                    25,883            24,487
                                                --------          --------
                                                $ 90,648          $178,129
                                                --------          --------

NET INCOME                                      $352,843          $297,432
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 54,733          $ 57,309
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $298,110          $240,123
                                                ========          ========
NET INCOME per unit                             $  41.43          $  33.37
                                                ========          ========
UNITS OUTSTANDING                                  7,195             7,195
                                                ========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $352,843          $297,432
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                15,885            31,713
      Impairment provision                             -            61,790
      Gain on sale of oil and gas
        properties                             ( 147,050)                -
      Decrease in accounts receivable -
        oil and gas sales                         52,826            71,855
      Increase in accounts receivable -
        General Partner                        ( 155,421)        (     395)
      Decrease in accounts payable             (  18,287)        (   3,228)
                                                --------          --------
Net cash provided by operating
   activities                                   $100,796          $459,167
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 11,572)         $      -
   Proceeds from sale of oil and
      gas properties                             158,901               427
                                                --------          --------
Net cash provided by investing
   activities                                   $147,329          $    427
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($276,934)        ($381,353)
                                                --------          --------
Net cash used by financing activities          ($276,934)        ($381,353)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 28,809)         $ 78,241

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           274,109           344,951
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $245,300          $423,192
                                                ========          ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  830,726        $  827,775
   Accounts receivable:
      Oil and gas sales                          683,048           994,354
      General Partner (Note 2)                   750,910                 -
      Other                                            -            69,917
                                              ----------        ----------
        Total current assets                  $2,264,684        $1,892,046

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               4,605,427         4,844,378

DEFERRED CHARGE                                  750,369           750,369
                                              ----------        ----------
                                              $7,620,480        $7,486,793
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   87,740        $  257,524
   Gas imbalance payable                         135,884           135,884
                                              ----------        ----------
        Total current liabilities             $  223,624        $  393,408

ACCRUED LIABILITY                             $  138,356        $  138,356

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  167,615)      ($  228,434)
   Limited Partners, issued and
      outstanding, 41,839 units                7,426,115         7,183,463
                                              ----------        ----------
        Total Partners' capital               $7,258,500        $6,955,029
                                              ----------        ----------
                                              $7,620,480        $7,486,793
                                              ==========        ==========







         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,065,375        $1,751,749
   Interest income                                 9,379             7,879
   Gain on sale of oil and
      gas properties                             659,596                 -
                                              ----------        ----------
                                              $1,734,350        $1,759,628

COST AND EXPENSES:
   Lease operating                            $  214,854        $  258,330
   Production tax                                 74,110           121,024
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 153,008           197,693
   Impairment provision                                -           291,690
   General and administrative
      (Note 2)                                   150,418           142,338
                                              ----------        ----------
                                              $  592,390        $1,011,075
                                              ----------        ----------

NET INCOME                                    $1,141,960        $  748,553
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  191,308        $  179,615
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  950,652        $  568,938
                                              ==========        ==========
NET INCOME per unit                           $    22.72        $    13.60
                                              ==========        ==========
UNITS OUTSTANDING                                 41,839            41,839
                                              ==========        ==========






         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,141,960        $  748,553
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               153,008           197,693
      Impairment provision                             -           291,690
      Gain on sale of oil and gas
        properties                           (   659,596)                -
      Decrease in accounts receivable -
        oil and gas sales                        311,306           373,895
      Increase in accounts receivable -
        General Partner                      (   750,910)      (     1,270)
      Decrease in accounts receivable -
        other                                     69,917                 -
      Decrease in accounts payable           (   169,784)      (    20,979)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $   95,901        $1,589,582
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   18,386)      ($   45,188)
   Proceeds from sale of oil and
      gas properties                             763,925             1,332
                                              ----------        ----------
Net cash provided (used) by
   investing activities                       $  745,539       ($   43,856)
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($  838,489)      ($1,019,302)
                                              ----------        ----------
Net cash used by financing activities        ($  838,489)      ($1,019,302)
                                              ----------        ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $    2,951        $  526,424

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           827,775           894,887
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  830,726        $1,421,311
                                              ==========        ==========
         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  291,873        $  251,220
   Accounts receivable:
      Oil and gas sales                          229,782           307,734
      General Partner (Note 2)                   339,222                 -
      Other                                            -            48,942
                                              ----------        ----------
        Total current assets                  $  860,877        $  607,896

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,370,133         1,457,908

DEFERRED CHARGE                                  501,016           501,016
                                              ----------        ----------
                                              $2,732,026        $2,566,820
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   37,555        $   53,205
   Gas imbalance payable                          47,046            47,046
                                              ----------        ----------
        Total current liabilities             $   84,601        $  100,251

ACCRUED LIABILITY                             $  116,401        $  116,401

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   33,660)      ($   59,811)
   Limited Partners, issued and
      outstanding, 14,321 units                2,564,684         2,409,979
                                              ----------        ----------
        Total Partners' capital               $2,531,024        $2,350,168
                                              ----------        ----------
                                              $2,732,026        $2,566,820
                                              ==========        ==========







         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                           $366,302          $600,350
   Interest income                                3,174             2,877
   Gain on sale of oil and
      gas properties                            287,759                 -
                                               --------          --------
                                               $657,235          $603,227

COST AND EXPENSES:
   Lease operating                             $ 97,236          $128,475
   Production tax                                23,674            39,807
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 48,379            63,311
   Impairment provision                               -           114,631
   General and administrative
      (Note 2)                                   51,473            48,711
                                               --------          --------
                                               $220,762          $394,935
                                               --------          --------

NET INCOME                                     $436,473          $208,292
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 71,768          $ 55,724
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $364,705          $152,568
                                               ========          ========
NET INCOME per unit                            $  25.47          $  10.65
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========






         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                               ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $436,473          $208,292
   Adjustments to reconcile net income
      to net cash provided (used) by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                48,379            63,311
      Impairment provision                             -           114,631
      Gain on sale of oil and gas
        properties                             ( 287,759)                -
      Decrease in accounts receivable -
        oil and gas sales                         77,952           134,288
      Increase in accounts receivable -
        General Partner                        ( 339,222)        (     437)
      Decrease in accounts receivable -
        other                                     48,942                 -
      Decrease in accounts payable             (  15,650)        (   2,977)
                                                --------          --------
Net cash provided (used) by operating
   activities                                  ($ 30,885)         $517,108
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 17,334)        ($ 14,221)
   Proceeds from sale of oil and
      gas properties                             344,489               437
                                                --------          --------
Net cash provided (used) by
   investing activities                         $327,155         ($ 13,784)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($255,617)        ($364,827)
                                                --------          --------
Net cash used by financing activities          ($255,617)        ($364,827)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 40,653          $138,497

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           251,220           339,064
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $291,873          $477,561
                                                ========          ========
         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME I LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 1998, combined statements of operations for the three months ended March 31, 1998 and 1997, and combined statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 1998, the combined results of operations for the three months ended March 31, 1998 and 1997, and the combined cash flows for the three months ended March 31, 1998 and 1997.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $1,000 initial capital contribution.

      OIL AND GAS PROPERTIES
      ----------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion, of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner prior to their transfer to the Partnerships. During the three months ended March 31, 1998 capital expenditures incurred by the I-D, I-E, and I-F Partnerships totaled $11,572, $18,386, and $17,334, respectively. These expenditures resulted primarily from a recompletion attempt of the White Farms A No. 4 well located in Canadian County, Oklahoma. The I-D, I-E, and I-F Partnerships have a 4.4%, 15.9%, and 6.3% interest, respectively, in the White Farms A No. 4 well. Leasehold impairment is recognized based upon an individual property assessment and exploratory experience. Upon discovery of commercial reserves, leasehold costs are transferred to producing properties.

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

      Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and Assets Held for Disposal", requires successful efforts companies, like the Partnerships, to evaluate the recoverability of the carrying costs of their proved oil and gas properties at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of oil and gas properties. With respect to the Partnerships' oil and gas properties, this evaluation was performed for each field. SFAS No. 121, provides that if the unamortized costs of oil and gas properties for each field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. The Partnerships recorded a non-cash charge against earnings (impairment provision) during the three months ended March 31, 1997 pursuant to SFAS No. 121 as follows:

                  Partnership               Amount
                  -----------             -----------
                    I-B                    $ 19,726
                    I-C                       4,679
                    I-D                      61,790
                    I-E                     291,690
                    I-F                     114,631

      No such charge was recorded in the three months ended March 31, 1998. The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-B                  $ 9,779                  $ 11,313
               I-C                    7,230                    23,382
               I-D                    5,897                    19,986
               I-E                   34,198                   116,220
               I-F                   11,693                    39,780

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      The receivables from the General Partner at March 31, 1998 for the I-D, I-E and I-F Partnerships represent proceeds due to such Partnerships from the sale of oil and gas properties to third parties during the first quarter of 1998. Subsequent to March 31, 1998, such receivables were collected by the I-D, I-E and I-F Partnerships.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Program.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 1998 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The I-B Partnership's first quarter 1998 cash distribution includes proceeds from the sale of oil and gas properties to third parties during the fourth quarter of 1997.

      The I-D, I-E and I-F Partnerships' Statements of Cash Flows for the first quarter of 1998 include proceeds from the sale of oil and gas properties during the three months ended March 31, 1998. These proceeds will be reflected, as applicable, in the I-D, I-E and I-F Partnerships' cash distributions, if any, to be paid in May 1998. It is possible that the
      I-D, I-E and I-F Partnerships' repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the I-D, I-E and I-F Partnerships' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the I-D, I-E and I-F Partnerships' remaining properties.

      The Partnerships will terminate on December 31, 1999 in accordance with their partnership agreements. However, the partnership agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Quarterly Report, the General Partner has not determined whether to extend the term of any Partnership.

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

      I-B PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1998             1997
                                                  --------          -------
      Oil and gas sales                           $ 60,872          $82,442
      Oil and gas production expenses             $ 19,143          $23,777
      Barrels produced                                 471              586
      Mcf produced                                  24,338           30,953
      Average price/Bbl                           $  14.31          $ 21.07
      Average price/Mcf                           $   2.22          $  2.26

      As shown in the table above, total oil and gas sales decreased $21,570 (26.2%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $2,000 and $15,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $3,000 and $1,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 115 barrels and 6,615 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of oil sold resulted primarily from the sale of one significant well during 1997. The decrease in volumes of gas sold resulted primarily from (i) the sale of one significant well during 1997 and (ii) positive prior period volume adjustments made by the purchaser on several wells during the three months ended March 31, 1997. Average oil and gas prices decreased to $14.31 per barrel and $2.22 per Mcf, respectively, for the three months ended March 31, 1998 from $21.07 per barrel and $2.26 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,634 (19.5%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above and (ii) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 31.4% for the three months ended March 31, 1998 from 28.8% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,514 (19.4%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 17.1% for the three months ended March 31, 1998 and 15.7% for the three months ended March 31, 1997.

      The I-B Partnership recognized a non-cash charge against earnings of $19,726 during the three months ended March 31, 1997. Of this amount, $17,233 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $2,493 was related to the writing off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the I-B Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charge was necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $2,388 (12.8%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This increase resulted primarily from an increase in professional fees during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 34.6% for the three months ended March 31, 1998 from 22.7% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received cash  distributions  through March 31,
      1998  totaling   $6,617,527  or  55.34%  of  Limited   Partners'   capital
      contributions.

      I-C PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $186,396         $265,567
      Oil and gas production expenses             $ 57,398         $ 56,666
      Barrels produced                               4,239            5,934
      Mcf produced                                  40,637           49,040
      Average price/Bbl                           $  13.20         $  20.97
      Average price/Mcf                           $   3.21         $   2.88

      As shown in the table above, total oil and gas sales decreased $79,171 (29.8%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $36,000 and $24,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $33,000 was related to a decrease in the average price of oil sold, which amounts were partially offset by an increase of approximately $13,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 1,695 barrels and 8,403 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of oil sold resulted primarily from (i) the sale of one significant well during 1997 and (ii) the decline in production on one significant well during the three months ended March 31, 1998. The decrease in volumes of gas sold resulted primarily from the decline in production on one significant well during the three months ended March 31, 1998. Average oil prices decreased to $13.20 per barrel for the three months ended March 31, 1998 from $20.97 per barrel for the three months ended March 31, 1997. Average gas prices increased to $3.21 per Mcf for the three months ended March 31, 1998 from $2.88 per Mcf for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $732 (1.3%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 30.8% for the three months ended March 31, 1998 from 21.3% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in the average price of oil sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,178 (41.2%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 4.0% for the three months ended March 31, 1998 and 4.7% for the three months ended March 31, 1997.

      The I-C Partnership recognized a non-cash charge against earnings of $4,679 during the three months ended March 31, 1997 primarily related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997. No similar charge was necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $1,621 (5.6%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 16.4% for the three months ended March 31, 1998 from 10.9% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received cash  distributions  through March 31,
      1998  totaling   $8,022,300  or  90.29%  of  Limited   Partners'   capital
      contributions.

      I-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $293,660         $472,917
      Oil and gas production expenses             $ 48,880         $ 60,139
      Barrels produced                               3,420            4,819
      Mcf produced                                 110,042          133,717
      Average price/Bbl                           $  14.33         $  22.71
      Average price/Mcf                           $   2.22         $   2.72

      As shown in the table above, total oil and gas sales decreased $179,257 (37.9%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $32,000 and $64,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $29,000 and $55,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,399 barrels and 23,675 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of oil sold resulted primarily from the decline in production on one significant well during the three months ended March 31, 1998. The decrease in volumes of gas sold resulted primarily from (i) the decline in production on one significant well during the three months ended March 31, 1998 and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended March 31, 1997. Average oil and gas prices decreased to $14.33 per barrel and $2.22 per Mcf, respectively, for the three months ended March 31, 1998 from $22.71 per barrel and $2.72 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $11,259 (18.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 16.6% for the three months ended March 31, 1998 from 12.7% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $15,828 (49.9%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 5.4% for the three months ended March 31, 1998 from to 6.7% for the three months ended March 31, 1997. This percentage decrease resulted primarily from the dollar decrease in depreciation, depletion, and amortization discussed above.

      The I-D Partnership recognized a non-cash charge against earnings of $61,790 during the three months ended March 31, 1997. Of this amount, $12,290 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $49,500 was related to the writing off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the I-D Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charge was necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $1,396 (5.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 8.8% for the three months ended March 31, 1998 from 5.2% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received cash  distributions  through March 31,
      1998  totaling   $13,153,175  or  182.82%  of  Limited  Partners'  capital
      contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $1,065,375       $1,751,749
      Oil and gas production expenses           $  288,964       $  379,354
      Barrels produced                              15,983           18,942
      Mcf produced                                 422,711          510,642
      Average price/Bbl                         $    14.95       $    23.01
      Average price/Mcf                         $     1.95       $     2.58

      As shown in the table above, total oil and gas sales decreased $686,374 (39.2%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $68,000 and $226,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $129,000 and $263,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,959 barrels and 87,871 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of oil sold resulted primarily from declines in production on two significant wells during the three months ended March 31, 1998. The decrease in volumes of gas sold resulted primarily from positive prior period volume adjustments made by the purchaser on two significant wells during the three months ended March 31, 1997. Average oil and gas prices decreased to $14.95 per barrel and $1.95 per Mcf, respectively, for the three months ended March 31, 1998 from $23.01 per barrel and $2.58 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $90,390 (23.8%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 27.1% for the three months ended March 31, 1998 from 21.7% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $44,685 (22.6%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense increased to 14.4% for the three months ended March 31, 1998 from 11.3% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      The I-E Partnership recognized a non-cash charge against earnings of $291,690 during the three months ended March 31, 1997. Of this amount, $59,728 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $231,962 was related to the writing off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the I-E Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charge was necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $8,080 (5.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 14.1% for the three months ended March 31, 1998 from 8.1% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received cash  distributions  through March 31,
      1998  totaling   $50,444,552  or  120.57%  of  Limited  Partners'  capital
      contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                   1998              1997
                                                  --------         --------
      Oil and gas sales                           $366,302         $600,350
      Oil and gas production expenses             $120,910         $168,282
      Barrels produced                               7,867            9,762
      Mcf produced                                 113,169          145,659
      Average price/Bbl                           $  14.99         $  23.09
      Average price/Mcf                           $   2.19         $   2.57

      As shown in the table above, total oil and gas sales decreased $234,048 (39.0%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $44,000 and $83,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $64,000 and $43,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,895 barrels and 32,490 Mcf, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of oil sold resulted primarily from declines in production on two significant wells during the three months ended March 31, 1998. The decrease in volumes of gas sold resulted primarily from positive prior period volume adjustments made by the purchaser on two significant wells during the three months ended March 31, 1997. Average oil and gas prices decreased to $14.99 per barrel and $2.19 per Mcf, respectively, for the three months ended March 31, 1998 from $23.09 per barrel and $2.57 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $47,372 (28.2%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 33.0% for the three months ended March 31, 1998 from 28.0% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $14,932 (23.6%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense increased to 13.2% for the three months ended March 31, 1998 from 10.5% for the three months ended March 31, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

      The I-F Partnership recognized a non-cash charge against earnings of $114,631 during the three months ended March 31, 1997. Of this amount, $20,908 was related to a decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $93,723 was related to the writing off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the I-F Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charge was necessary during the three months ended March 31, 1998.

      General and administrative expenses increased $2,762 (5.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses increased to 14.1% for the three months ended March 31, 1998 from 8.1% for the three months ended March 31, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received cash  distributions  through March 31,
      1998  totaling   $16,972,664  or  118.52%  of  Limited  Partners'  capital
      contributions.

                          PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

      As further described in the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K"), the Partnerships are included in the subject matter of a class action lawsuit entitled "In Re:
      PaineWebber Limited Partnerships' Litigation," Case No. 94-CIV-8558, U.S. District Court, Southern District of New York.

      In early 1996 PaineWebber Incorporated ("PaineWebber") reached settlements with the class action plaintiffs and the Securities and Exchange Commission (the "SEC") that resolved the above referenced litigation. As part of the class settlement, PaineWebber paid $125 million (the "Class Action Fund"), plus certain additional consideration to the class. PaineWebber also paid $40 million to a capped claims fund to be independently administered on behalf of the SEC (the "SEC Fund"). Both settlement funds (in the case of the Class Action Fund, net of court approved class counsel attorney's fees and disbursements) were to be allocated among eligible limited partners whose claims were approved by the respective Claims Administrators.

      In late March 1998, the Court awarded attorney's fees and disbursements to class counsel. On or about May 8, 1998, the Claims Administrator for the Class Action Fund mailed to eligible class members the cash component of their settlement benefits from the Class Action Fund. The General Partner has been advised that in late May 1998 the SEC Claims Administrator expects to mail to each eligible class member his or her claim determination with the preliminary settlement amount, if any, from the SEC Fund.

      With respect to the I-D, I-E, and I-F Partnerships, the settlement provided that limited partners in such Partnerships would not receive cash awards from either the Class Action Fund or the SEC Fund for the reason that plaintiff's counsel determined that these limited partners had not suffered any out of pocket loss. However, they may be eligible to share in the additional consideration agreed to in the settlement.

      A further description of the settlement is included within the Form 10-K referred to above.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the I-B Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.2 Financial Data Schedule containing summary financial information extracted from the I-C Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.3 Financial Data Schedule containing summary financial information extracted from the I-D Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.4 Financial Data Schedule containing summary financial information extracted from the I-E Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

             27.5 Financial Data Schedule containing summary financial information extracted from the I-F Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

                        All other exhibits are omitted as inapplicable.

      (b) Reports on Form 8-K.

            Current report on Form 8-K filed during the first quarter of 1998:

            Date of event:                January 29, 1998
            Date filed with SEC:          January 30, 1998
            Items included
                  Item 5 - Other Events
                  Item 7 - Exhibits

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

                                    (Registrant)

                                  BY:   GEODYNE RESOURCES, INC.

                                        General Partner


Date:  May 13, 1998               By:       /s/Dennis R. Neill
                                      --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 13, 1998               By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-B's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-C's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-D's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-E's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-F's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.