Form 10-Q
period 1998-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 1998-08-13
CIK 780200, 791067, 799178, 806613, 811031

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1998


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
                                 (Unaudited)

                                    ASSETS

                                              June 30,         December 31,
                                                1998              1997
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 31,071          $ 77,028
   Accounts receivable:
      Oil and gas sales                           36,249            53,389
                                                --------          --------
        Total current assets                    $ 67,320          $130,417

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 305,173           327,137

DEFERRED CHARGE                                   99,262            99,262
                                                --------          --------
                                                $471,755          $556,816
                                                ========          ========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $  4,934          $  9,366
   Gas imbalance payable                           3,116             3,116
                                                --------          --------
        Total current liabilities               $  8,050          $ 12,482

ACCRUED LIABILITY                               $ 22,520          $ 22,520

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($104,838)        ($103,542)
   Limited Partners, issued and
      outstanding, 11,958 units                  546,023           625,356
                                                --------          --------
        Total Partners' capital                 $441,185          $521,814
                                                --------          --------
                                                $471,755          $556,816
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998               1997
                                               ---------          ---------

REVENUES:
   Oil and gas sales                            $59,328           $109,096
   Interest income                                  210                206
   Loss on sale of oil and gas
      properties                               (    106)                 -
                                                -------           --------
                                                $59,432           $109,302

COSTS AND EXPENSES:
   Lease operating                              $13,188           $ 30,214
   Production tax                                 3,608              7,398
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 11,551             15,336
   General and administrative
      (Note 2)                                   12,875             17,673
                                                -------           --------
                                                $41,222           $ 70,621
                                                -------           --------

NET INCOME                                      $18,210           $ 38,681
                                                =======           ========
GENERAL PARTNER - NET INCOME                    $ 1,362           $  2,537
                                                =======           ========
LIMITED PARTNERS - NET INCOME                   $16,848           $ 36,144
                                                =======           ========
NET INCOME per unit                             $  1.41           $   3.02
                                                =======           ========
UNITS OUTSTANDING                                11,958             11,958
                                                =======           ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998               1997
                                               ---------          ---------

REVENUES:
   Oil and gas sales                           $120,200           $191,538
   Interest income                                  732                300
   Loss on sale of oil and gas
      properties                              (     106)                 -
                                               --------           --------
                                               $120,826           $191,838

COSTS AND EXPENSES:
   Lease operating                             $ 29,009           $ 48,509
   Production tax                                 6,930             12,880
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 21,963             28,262
   Impairment provision                               -             19,726
   General and administrative
      (Note 2)                                   33,967             36,377
                                               --------           --------
                                               $ 91,869           $145,754
                                               --------           --------

NET INCOME                                     $ 28,957           $ 46,084
                                               ========           ========
GENERAL PARTNER - NET INCOME                   $  2,290           $  4,209
                                               ========           ========
LIMITED PARTNERS - NET INCOME                  $ 26,667           $ 41,875
                                               ========           ========
NET INCOME per unit                            $   2.23           $   3.50
                                               ========           ========
UNITS OUTSTANDING                                11,958             11,958
                                               ========           ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998               1997
                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $ 28,957           $46,084
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               21,963            28,262
      Impairment provision                            -            19,726
      Loss on sale of oil and gas
        properties                                  106                 -
      Decrease in accounts receivable -
        oil and gas sales                        17,140             3,746
      Decrease in accounts payable            (   4,432)         (  8,514)
                                               --------           -------
Net cash provided by operating
   activities                                  $ 63,734           $89,304
                                               --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($    105)         ($ 2,223)
                                               --------           -------
Net cash used by investing activities         ($    105)         ($ 2,223)
                                               --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($109,586)         ($57,866)
                                               --------           -------
Net cash used by financing activities         ($109,586)         ($57,866)
                                               --------           -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($ 45,957)          $29,215

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           77,028            13,805
                                               --------           -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $ 31,071           $43,020
                                               ========           =======


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                               June 30,        December 31,
                                                 1998             1997
                                              -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 42,188          $141,699
   Accounts receivable:
      Oil and gas sales                           82,411           130,355
                                                --------          --------
        Total current assets                    $124,599          $272,054

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 321,738           334,734

DEFERRED CHARGE                                  110,943           110,943
                                                --------          --------
                                                $557,280          $717,731
                                                ========          ========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $ 15,802          $ 22,321
                                                --------          --------
        Total current liabilities               $ 15,802          $ 22,321

ACCRUED LIABILITY                               $ 18,103          $ 18,103

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($ 92,357)        ($ 89,189)
   Limited Partners, issued and
      outstanding, 8,885 units                   615,732           766,496
                                                --------          --------
        Total Partners' capital                 $523,375          $677,307
                                                --------          --------
                                                $557,280          $717,731
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                1998               1997
                                              --------          ----------

REVENUES:
   Oil and gas sales                           $95,699           $206,408
   Interest income                                 703              1,258
   Loss on sale of oil and
      gas properties                          (     20)         (   4,907)
                                               -------           --------
                                               $96,382           $202,759

COSTS AND EXPENSES:
   Lease operating                             $46,870           $ 83,502
   Production tax                                6,739             10,948
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 5,618             10,730
   General and administrative
      (Note 2)                                  24,549             28,076
                                               -------           --------
                                               $83,776           $133,256
                                               -------           --------

NET INCOME                                     $12,606           $ 69,503
                                               =======           ========
GENERAL PARTNER - NET INCOME                   $   819           $  3,841
                                               =======           ========
LIMITED PARTNERS - NET INCOME                  $11,787           $ 65,662
                                               =======           ========
NET INCOME per unit                            $  1.33           $   7.39
                                               =======           ========
UNITS OUTSTANDING                                8,885              8,885
                                               =======           ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998               1997
                                               ---------          ---------

REVENUES:
   Oil and gas sales                           $282,095           $471,975
   Interest income                                1,990              2,788
   Loss on sale of oil and gas
      properties                              (      20)         (   4,362)
                                               --------           --------
                                               $284,065           $470,401

COSTS AND EXPENSES:
   Lease operating                             $ 93,931           $124,517
   Production tax                                17,076             26,599
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 12,996             23,286
   Impairment provision                               -              4,679
   General and administrative
      (Note 2)                                   55,161             57,067
                                               --------           --------
                                               $179,164           $236,148
                                               --------           --------

NET INCOME                                     $104,901           $234,253
                                               ========           ========
GENERAL PARTNER - NET INCOME                   $  5,665           $ 12,692
                                               ========           ========
LIMITED PARTNERS - NET INCOME                  $ 99,236           $221,561
                                               ========           ========
NET INCOME per unit                            $  11.17           $  24.94
                                               ========           ========
UNITS OUTSTANDING                                 8,885              8,885
                                               ========           ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                               ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $104,901          $234,253
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                12,996            23,286
      Impairment provision                             -             4,679
      Loss on sale of oil and gas
        properties                                    20             4,362
      Decrease in accounts receivable -
        oil and gas sales                         47,944            52,015
      Decrease in accounts receivable -
        General Partner                                -            14,922
      Increase (decrease) in accounts
        payable                                (   6,519)           85,304
                                                --------          --------
Net cash provided by operating
   activities                                   $159,342          $418,821
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($     20)        ($ 81,949)
   Proceeds from sale of oil and
      gas properties                                   -             6,000
                                                --------          --------
Net cash used by investing
   activities                                  ($     20)        ($ 75,949)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($258,833)        ($434,262)
                                                --------          --------
Net cash used by financing activities          ($258,833)        ($434,262)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 99,511)        ($ 91,390)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           141,699           218,437
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 42,188          $127,047
                                                ========          ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  291,415        $  274,109
   Accounts receivable:
      Oil and gas sales                          146,951           256,001
                                              ----------        ----------
        Total current assets                  $  438,366        $  530,110

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 675,583           714,156

DEFERRED CHARGE                                  104,793           104,793
                                              ----------        ----------
                                              $1,218,742        $1,349,059
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   10,166        $   31,310
   Gas imbalance payable                          39,971            39,971
                                              ----------        ----------
        Total current liabilities             $   50,137        $   71,281

ACCRUED LIABILITY                             $   14,345        $   14,345

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   42,929)      ($   27,560)
   Limited Partners, issued and
      outstanding, 7,195 units                 1,197,189         1,290,993
                                              ----------        ----------
        Total Partners' capital               $1,154,260        $1,263,433
                                              ----------        ----------
                                              $1,218,742        $1,349,059
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                ---------       ----------

REVENUES:
   Oil and gas sales                            $186,722          $332,197
   Interest income                                 3,307             2,743
   Gain on sale of oil and
      gas properties                             108,746            15,824
                                                --------          --------
                                                $298,775          $350,764

COSTS AND EXPENSES:
   Lease operating                              $ 26,529          $ 48,093
   Production tax                                 13,884            19,814
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  11,703            28,574
   General and administrative
      (Note 2)                                    21,684            24,880
                                                --------          --------
                                                $ 73,800          $121,361
                                                --------          --------

NET INCOME                                      $224,975          $229,403
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 34,889          $ 37,999
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $190,086          $191,404
                                                ========          ========
NET INCOME per unit                             $  26.42          $  26.60
                                                ========          ========
UNITS OUTSTANDING                                  7,195             7,195
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                ---------       ----------

REVENUES:
   Oil and gas sales                            $480,382          $805,114
   Interest income                                 6,088             5,387
   Gain on sale of oil and
      gas properties                             255,796            15,824
                                                --------          --------
                                                $742,266          $826,325

COSTS AND EXPENSES:
   Lease operating                              $ 57,471          $ 77,334
   Production tax                                 31,822            50,712
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  27,588            60,287
   Impairment provision                                -            61,790
   General and administrative
      (Note 2)                                    47,567            49,367
                                                --------          --------
                                                $164,448          $299,490
                                                --------          --------

NET INCOME                                      $577,818          $526,835
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 89,622          $ 95,308
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $488,196          $431,527
                                                ========          ========
NET INCOME per unit                             $  67.85          $  59.98
                                                ========          ========
UNITS OUTSTANDING                                  7,195             7,195
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $577,818          $526,835
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                27,588            60,287
      Impairment provision                             -            61,790
      Gain on sale of oil and gas
        properties                             ( 255,796)        (  15,824)
      Increase in accounts receivable -
        oil and gas sales                        109,050           116,014
      Decrease in accounts receivable -
        General Partner                                -         (  13,234)
      Decrease in accounts payable             (  21,144)        (   1,580)
                                                --------          --------
Net cash provided by operating
   activities                                   $437,516          $734,288
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  1,857)        ($    934)
   Proceeds from sale of oil and
      gas properties                             268,638            16,238
                                                --------          --------
Net cash provided by investing
   activities                                   $266,781          $ 15,304
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($686,991)        ($816,514)
                                                --------          --------
Net cash used by financing activities          ($686,991)        ($816,514)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 17,306         ($ 66,922)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           274,109           344,951
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $291,415          $278,029
                                                ========          ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $1,125,855        $  827,775
   Accounts receivable:
      Oil and gas sales                          626,604           994,354
      Other                                            -            69,917
                                              ----------        ----------
        Total current assets                  $1,752,459        $1,892,046

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               4,406,419         4,844,378

DEFERRED CHARGE                                  750,369           750,369
                                              ----------        ----------
                                              $6,909,247        $7,486,793
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   79,387        $  257,524
   Gas imbalance payable                         135,884           135,884
                                              ----------        ----------
        Total current liabilities             $  215,271        $  393,408

ACCRUED LIABILITY                             $  138,356        $  138,356

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  291,665)      ($  228,434)
   Limited Partners, issued and
      outstanding, 41,839 units                6,847,285         7,183,463
                                              ----------        ----------
        Total Partners' capital               $6,555,620        $6,955,029
                                              ----------        ----------
                                              $6,909,247        $7,486,793
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,026,695        $1,459,697
   Interest income                                12,920             9,045
   Gain on sale of oil and
      gas properties                             489,455            62,609
                                              ----------        ----------
                                              $1,529,070        $1,531,351

COSTS AND EXPENSES:
   Lease operating                            $  241,285        $  336,136
   Production tax                                 70,829            96,141
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 159,710           201,890
   General and administrative
      (Note 2)                                   122,432           140,236
                                              ----------        ----------
                                              $  594,256        $  774,403
                                              ----------        ----------

NET INCOME                                    $  934,814        $  756,948
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  160,644        $  140,450
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  774,170        $  616,498
                                              ==========        ==========
NET INCOME per unit                           $    18.51        $    14.74
                                              ==========        ==========
UNITS OUTSTANDING                                 41,839            41,839
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,092,070        $3,211,446
   Interest income                                22,299            16,924
   Gain on sale of oil and
      gas properties                           1,149,051            62,609
                                              ----------        ----------
                                              $3,263,420        $3,290,979

COSTS AND EXPENSES:
   Lease operating                            $  456,139        $  594,466
   Production tax                                144,939           217,165
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 312,718           399,583
   Impairment provision                                -           291,690
   General and administrative
      (Note 2)                                   272,850           282,574
                                              ----------        ----------
                                              $1,186,646        $1,785,478
                                              ----------        ----------

NET INCOME                                    $2,076,774        $1,505,501
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  351,952        $  320,065
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,724,822        $1,185,436
                                              ==========        ==========
NET INCOME per unit                           $    41.23        $    28.33
                                              ==========        ==========
UNITS OUTSTANDING                                 41,839            41,839
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $2,076,774        $1,505,501
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               312,718           399,583
      Impairment provision                             -           291,690
      Gain on sale of oil and gas
        properties                           ( 1,149,051)      (    62,609)
      Decrease in accounts receivable -
        oil and gas sales                        367,750           370,021
      Increase in accounts receivable -
        General Partner                                -       (    42,533)
      Decrease in accounts receivable -
        other                                     69,917                 -
      Decrease in accounts payable           (   178,137)      (    19,624)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $1,499,971        $2,442,029
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($    5,120)      ($   68,233)
   Proceeds from sale of oil and
      gas properties                           1,279,412            80,538
                                              ----------        ----------
Net cash provided by investing
   activities                                 $1,274,292        $   12,305
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($2,476,183)      ($2,468,430)
                                              ----------        ----------
Net cash used by financing activities        ($2,476,183)      ($2,468,430)
                                              ----------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $  298,080       ($   14,096)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           827,775           894,887
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,125,855        $  880,791
                                              ==========        ==========
         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  275,836        $  251,220
   Accounts receivable:
      Oil and gas sales                          204,984           307,734
      Other                                            -            48,942
                                              ----------        ----------
        Total current assets                  $  480,820        $  607,896

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,261,665         1,457,908

DEFERRED CHARGE                                  501,016           501,016
                                              ----------        ----------
                                              $2,243,501        $2,566,820
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   37,923        $   53,205
   Gas imbalance payable                          47,046            47,046
                                              ----------        ----------
        Total current liabilities             $   84,969        $  100,251

ACCRUED LIABILITY                             $  116,401        $  116,401

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   96,589)      ($   59,811)
   Limited Partners, issued and
      outstanding, 14,321 units                2,138,720         2,409,979
                                              ----------        ----------
        Total Partners' capital               $2,042,131        $2,350,168
                                              ----------        ----------
                                              $2,243,501        $2,566,820
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                           $320,633          $528,523
   Interest income                                4,545             2,837
   Gain on sale of oil and
      gas properties                             45,507            46,356
                                               --------          --------
                                               $370,685          $577,716

COSTS AND EXPENSES:
   Lease operating                             $118,870          $170,574
   Production tax                                20,716            33,387
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 47,513            63,335
   General and administrative
      (Note 2)                                   42,403            48,548
                                               --------          --------
                                               $229,502          $315,844
                                               --------          --------

NET INCOME                                     $141,183          $261,872
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 27,147          $ 47,722
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $114,036          $214,150
                                               ========          ========
NET INCOME per unit                            $   7.96          $  14.95
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                   GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $  686,935        $1,128,873
   Interest income                                 7,719             5,714
   Gain on sale of oil and
      gas properties                             333,266            46,356
                                              ----------        ----------
                                              $1,027,920        $1,180,943

COSTS AND EXPENSES:
   Lease operating                            $  216,106        $  299,049
   Production tax                                 44,390            73,194
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  95,892           126,646
   Impairment provision                                -           114,631
   General and administrative
      (Note 2)                                    93,876            97,259
                                              ----------        ----------
                                              $  450,264        $  710,779
                                              ----------        ----------

NET INCOME                                    $  577,656        $  470,164
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   98,915        $  103,446
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  478,741        $  366,718
                                              ==========        ==========
NET INCOME per unit                           $    33.43        $    25.61
                                              ==========        ==========
UNITS OUTSTANDING                                 14,321            14,321
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                               ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $577,656          $470,164
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                95,892           126,646
      Impairment provision                             -           114,631
      Gain on sale of oil and gas
        properties                             ( 333,266)        (  46,356)
      Decrease in accounts receivable -
        oil and gas sales                        102,750           115,246
      Increase in accounts receivable -
        General Partner                                -         (  35,198)
      Decrease in accounts receivable -
        other                                     48,942                 -
      Decrease in accounts payable             (  15,282)        (     292)
                                                --------          --------
Net cash provided by operating
   activities                                   $476,692          $744,841
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  2,180)        ($ 24,997)
   Proceeds from sale of oil and
      gas properties                             435,797            58,027
                                                --------          --------
Net cash provided by investing
   activities                                   $433,617          $ 33,030
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($885,693)        ($835,338)
                                                --------          --------
Net cash used by financing activities          ($885,693)        ($835,338)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 24,616         ($ 57,467)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           251,220           339,064
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $275,836          $281,597
                                                ========          ========
         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME I LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 1998, combined statements of operations for the three and six months ended June 30, 1998 and 1997, and combined statements of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 1998, the combined results of operations for the three and six months ended June 30, 1998 and 1997, and the combined cash flows for the six months ended June 30, 1998 and 1997.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

      No such charge was recorded in the six months ended June 30, 1998. The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.

2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

            The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-B                   $1,562                  $ 11,313
               I-C                    1,167                    23,382
               I-D                    1,698                    19,986
               I-E                    6,212                   116,220
               I-F                    2,623                    39,780

      During the six months ended June 30, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-B                  $11,341                  $ 22,626
               I-C                    8,397                    46,764
               I-D                    7,595                    39,972
               I-E                   40,410                   232,440
               I-F                   14,316                    79,560

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 1998 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The Partnerships' Statements of Cash Flows for the six months ended June 30, 1998 include proceeds from the sale of oil and gas properties during the six months ended June 30, 1998. These proceeds received during the first quarter were included in the Partnerships' cash distributions paid during May 1998, and the proceeds received during the second quarter will be included in the Partnerships' cash distributions to be paid in August 1998. It is possible that the Partnerships' repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Partnerships' remaining properties.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices are at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      I-B PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    1998             1997
                                                  -------          --------
      Oil and gas sales                           $59,328          $109,096
      Oil and gas production expenses             $16,796          $ 37,612
      Barrels produced                                265               527
      Mcf produced                                 28,541            37,735
      Average price/Bbl                           $ 11.15          $  18.83
      Average price/Mcf                           $  1.98          $   2.63

      As shown in the table above, total oil and gas sales decreased $49,768 (45.6%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $5,000 and $24,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $2,000 and $19,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 262 barrels and 9,194 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) the sale of one significant well in 1997 and (ii) a normal decline in production due to diminishing reserves on one significant well during the three months ended June 30, 1998. The decrease in volumes of gas sold resulted primarily from (i) positive prior period volume adjustments by purchasers on two significant wells during the three months ended June 30, 1997, (ii) the sale of one significant well in 1997, and (iii) a normal decline in production due to diminishing reserves on one significant well during the three months ended June 30, 1998. Average oil and gas prices decreased to $11.15 per barrel and $1.98 per Mcf, respectively, for the three months ended June 30, 1998 from $18.83 per barrel and $2.63 per Mcf, respectively, for the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $20,816 (55.3%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, (ii) the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, (iii) workover expenses incurred on two significant wells during the three months ended June 30, 1997 in order to improve the recovery of reserves, and (iv) the sale of one significant well in 1997. As a percentage of oil and gas sales, these expenses decreased to 28.3% for the three months ended June 30, 1998 from 34.5% for the three months ended June 30, 1997. This percentage decrease was primarily due to the decrease in workover expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,785 (24.7%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30 1997. As a percentage of oil and gas sales, this expense increased to 19.5% for the three months ended June 30, 1998 from 14.1% for the three months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30 1997.

      General and administrative expenses decreased $4,798 (27.1%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from a decrease in professional fees for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 21.7% for the three months ended June 30, 1998 from 16.2% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $120,200         $191,538
      Oil and gas production expenses             $ 35,939         $ 61,389
      Barrels produced                                 736            1,113
      Mcf produced                                  52,879           68,688
      Average price/Bbl                           $  13.17         $  20.01
      Average price/Mcf                           $   2.09         $   2.46

      As shown in the table above, total oil and gas sales decreased $71,338 (37.2%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $7,000 and $39,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $5,000 and $20,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 377 barrels and 15,809 Mcf for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) the sale of one significant well in 1997 and (ii) a normal decline in production due to diminishing reserves on one significant well during the six months ended June 30, 1998. The decrease in volumes of gas sold resulted primarily from (i) the sale of two significant wells in 1997 and (ii) positive prior period volume adjustments by purchasers on several wells during the six months ended June 30, 1997. Average oil and gas prices decreased to $13.17 per barrel and $2.09 per Mcf, respectively, for the six months ended June 30, 1998 from $20.01 per barrel and $2.46 per Mcf, respectively, for the six months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $25,450 (41.5%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, (ii) the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, and (iii) workover expenses on one significant well during the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses decreased to 29.9% for the six months ended June 30, 1998 from 32.1% for the six months ended June 30, 1997. This percentage decrease was primarily due to the decrease in workover expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,299 (22.3%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from the decrease in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30 1997. As a percentage of oil and gas sales, this expense increased to 18.3% for the six months ended June 30, 1998 from 14.8% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      The I-B Partnership recognized a non-cash charge against earnings of $19,726 during the six months ended June 30, 1997. Of this amount, $17,233 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $2,493 was related to the writing off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the I-B Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charge was necessary during the three months ended June 30, 1998.

      General and administrative expenses decreased $2,410 (6.6%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 28.3% for the six months ended June 30, 1998 from 19.0 % for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received  cash  distributions  through June 30,
      1998  totaling   $6,650,527  or  55.62%  of  Limited   Partners'   capital
      contributions.

      I-C PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1998             1997
                                                  -------          --------
      Oil and gas sales                           $95,699          $206,408
      Oil and gas production expenses             $53,609          $ 94,450
      Barrels produced                              3,143             5,288
      Mcf produced                                 31,455            40,614
      Average price/Bbl                           $ 11.45          $  18.78
      Average price/Mcf                           $  1.90          $   2.64

      As shown in the table above, total oil and gas sales decreased $110,709 (53.6%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $40,000 and $24,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $23,000 and $23,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,145 barrels and 9,159 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from the sale of one significant well during 1997. The decrease in volumes of gas sold resulted primarily from a normal decline in production on one significant well during the three months ended June 30, 1998. Average oil and gas prices decreased to $11.45 per barrel and $1.90 per Mcf, respectively, for the three months ended June 31, 1998 from $18.78 per barrel and $2.64 per Mcf, respectively, for the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $40,841 (43.2%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, (ii) the decreases in volumes of oil and gas sold for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, and
      (iii) workover expenses incurred on three wells during the three months ended June 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 56.0% for the three months ended June 30, 1998 from 45.8% for the three months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,112 (47.6%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 5.9% for the three months ended June 30, 1998 and 5.2% for the three months ended June 30, 1997.

      General and administrative expenses decreased $3,527 (12.6%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease was primarily due to decreased professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 25.7% for the three months ended June 30, 1998 from 13.6% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.
                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $282,095         $471,975
      Oil and gas production expenses             $111,007         $151,116
      Barrels produced                               7,382           11,222
      Mcf produced                                  72,092           89,654
      Average price/Bbl                           $  12.45         $  19.94
      Average price/Mcf                           $   2.64         $   2.77

      As shown in the table above, total oil and gas sales decreased $189,880 (40.2%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $77,000 and $49,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $55,000 and $9,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 3,840 barrels and 17,562 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from the sale of one significant well during 1997. The decrease in volumes of gas sold resulted primarily from a normal decline in production on another significant well during the six months ended June

      30, 1998. Average oil and gas prices decreased to $12.45 per barrel and $2.64 per Mcf, respectively, for the six months ended June 30, 1998 from $19.94 per barrel and $2.77 per Mcf, respectively, for the six months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $40,109 (26.5%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above and (ii) the decreases in volumes of oil and gas sold for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 39.4% for the six months ended June 30, 1998 from 32.0% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $10,290 (44.2%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 4.6% for the six months ended June 30, 1998 and 4.9% for the six months ended June 30, 1997.

      The I-C Partnership recognized a non-cash charge against earnings of $4,679 during the six months ended June 30, 1997 primarily related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997. No similar charge was necessary during the six months ended June 30, 1998.

      General and administrative expenses decreased $1,906 (3.3%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 19.6% for the six months ended June 30, 1998 from 12.1% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received  cash  distributions  through June 30,
      1998  totaling   $8,131,300  or  91.52%  of  Limited   Partners'   capital
      contributions.

      I-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $186,722         $332,197
      Oil and gas production expenses             $ 40,413         $ 67,907
      Barrels produced                               2,913            3,700
      Mcf produced                                  78,709          124,332
      Average price/Bbl                           $  11.95         $  17.98
      Average price/Mcf                           $   1.93         $   2.14

      As shown in the table above, total oil and gas sales decreased $145,475 (43.8%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $14,000 and $97,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $18,000 and $16,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 787 barrels and 45,623 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from a normal decline in production on one significant well during the three months ended June 30, 1998. The decrease in volumes of gas sold resulted primarily from normal declines in production on three significant wells during the three months ended June 30, 1998. Average oil and gas prices decreased to $11.95 per barrel and $1.93 per Mcf, respectively, for the three months ended June 30, 1998 from $17.98 per barrel and $2.14 per Mcf, respectively, for the three months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the I-D Partnership sold certain oil and gas properties during the three months ended June 30, 1998 and recognized a $108,746 gain on such sales. Similar sales during the three months ended June 30, 1997 resulted in the I-D Partnership recognizing similar gains totaling $15,824.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $27,494 (40.5%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above and (ii) the decreases in volumes of oil and gas sold for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 21.6% for the three months ended June 30, 1998 and 20.4% for the three months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $16,871 (59.0%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended June 3, 1998 as compared to the three months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 6.3% for the three months ended June 30, 1998 from 8.6% for the three months ended June 30, 1997. This percentage decrease was primarily due to the upward revisions in the estimates of remaining oil and gas reserves discussed above.

      General and administrative expenses decreased $3,196 (12.8%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease was primarily a result of a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 11.6% for the three months ended June 30, 1998 from 7.5% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $480,382         $805,114
      Oil and gas production expenses             $ 89,293         $128,046
      Barrels produced                               6,333            8,519
      Mcf produced                                 188,751          258,049
      Average price/Bbl                           $  13.23         $  20.66
      Average price/Mcf                           $   2.10         $   2.44

      As shown in the table above, total oil and gas sales decreased $324,732 (40.3%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $45,000 and $169,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $47,000 and $64,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,186 barrels and 69,298 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from normal declines in production on two significant wells during the six months ended June 30, 1998. The decrease in volumes of gas sold resulted primarily from normal declines in production on several wells during the six months ended June 30, 1998. Average oil and gas prices decreased to $13.23 per barrel and $2.10 per Mcf, respectively, for the six months ended June 30, 1998 from $20.66 per barrel and $2.44 per Mcf, respectively, for the six months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the I-D Partnership sold certain oil and gas properties during the six months ended June 30, 1998 and recognized a $255,796 gain on such sales. Similar sales during the six months ended June 30, 1997 resulted in the I-D Partnership recognizing similar gains totaling $15,824.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $38,753 (30.3%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above and (ii) the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 18.6% for the six months ended June 30, 1998 from 15.9% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $32,699 (54.2%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 5.7% for the six months ended June 30, 1998 from 7.5% for the six months ended June 30, 1997.

      The I-D Partnership recognized a non-cash charge against earnings of $61,790 during the six months ended June 30, 1998. Of this amount, $12,290 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $49,500 was related to the writing off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the I-D Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charge was necessary during the six months ended June 30, 1998.

      General and administrative expenses decreased $1,800 (3.6%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 9.9% for the six months ended June 30, 1998 from 6.1% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received  cash  distributions  through June 30,
      1998  totaling   $13,496,175  or  187.58%  of  Limited  Partners'  capital
      contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $1,026,695       $1,459,697
      Oil and gas production expenses           $  312,114       $  432,277
      Barrels produced                              17,876           20,166
      Mcf produced                                 434,138          516,555
      Average price/Bbl                         $    11.53       $    18.39
      Average price/Mcf                         $     1.89       $     2.11

      As shown in the table above, total oil and gas sales decreased $433,002 (29.7%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $42,000 and $174,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $122,000 and $95,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,290 barrels and 82,417 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from
      (i) normal declines in production on two significant wells during the three months ended June 30, 1998 and (ii) the sale of one significant well in 1997. The decrease in volumes of gas sold resulted primarily from normal declines in production on two significant wells during the three months ended June 30, 1998. Average oil and gas prices decreased to $11.53 per barrel and $1.89 per Mcf, respectively, for the three months ended June 30, 1998 from $18.39 per barrel and $2.11 per Mcf, respectively, for the three months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the I-E Partnership sold certain oil and gas properties during the three months ended June 30, 1998 and recognized a $489,455 gain on such sales. Similar sales during the three months ended June 30, 1997 resulted in the I-E Partnership recognizing similar gains totaling $62,609.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $120,163 (27.8%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above, (ii) the decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, and
      (iii) decreased general repair and maintenance expenses on two significant wells during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 30.4% for the three months ended June 30, 1998 from 29.6% for the three months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, which increase was partially offset by the decreased general repair and maintenance expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties decreased $42,180 (20.9%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense increased to 15.6% for the three months ended June 30, 1998 from 13.8% for the three months ended June 30, 1997.

      General and administrative expenses decreased $17,804 (12.7%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease was primarily due to a decrease in professional fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 11.9% for the three months ended June 30, 1998 from 9.6% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $2,092,070       $3,211,446
      Oil and gas production expenses           $  601,078       $  811,631
      Barrels produced                              33,859           39,108
      Mcf produced                                 856,909        1,027,197
      Average price/Bbl                         $    13.15       $    20.63
      Average price/Mcf                         $     1.92       $     2.34

      As shown in the table above, total oil and gas sales decreased $1,119,376 (34.9%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $108,000 and $399,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $253,000 and $359,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 5,249 barrels and 170,288 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from
      (i) the sale of one significant well in 1997 and (ii) normal declines in production on several wells during the six months ended June 30, 1998. The decrease in volumes of gas sold resulted primarily from (i) a negative prior period volume adjustment made by the purchaser on one significant well during the six months ended June 30, 1998 and (ii) normal declines in production on several wells during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Average oil and gas prices decreased to $13.15 per barrel and $1.92 per Mcf, respectively, for the six months ended June 30, 1998 from $20.63 per barrel and $2.34 per Mcf, respectively, for the six months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the I-E Partnership sold certain oil and gas properties during the six months ended June 30, 1998 and recognized a $1,149,051 gain on such sales. Similar sales during the six months ended June 30, 1997 resulted in the I-E Partnership recognizing similar gains totaling $62,609.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $210,553 (25.9%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above and (ii) the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 28.7% for the six months ended June 30, 1998 from 25.3% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $86,865 (21.7%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense increased to 14.9% for the six months ended June 30, 1998 from 12.4% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      The I-E Partnership recognized a non-cash charge against earnings of $291,690 during the six months ended June 30, 1997. Of this amount, $59,728 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $231,962 was related to the writing off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the I-E Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charge was necessary during the six months ended June 30, 1998.

      General and administrative expenses decreased $9,724 (3.4%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 13.0% for the six months ended June 30, 1998 from 8.8% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above. The Limited Partners have received cash distributions through June 30, 1998 totaling $51,797,552 or 123.80% of Limited Partners' capital contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                   1998              1997
                                                  --------         --------
      Oil and gas sales                           $320,633         $528,523
      Oil and gas production expenses             $139,586         $203,961
      Barrels produced                               8,327            9,760
      Mcf produced                                 107,539          145,741
      Average price/Bbl                           $  11.74         $  18.21
      Average price/Mcf                           $   2.07         $   2.41

      As shown in the table above, total oil and gas sales decreased $207,890 (39.3%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $26,000 and $92,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $54,000 and $36,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,433 barrels and 38,202 Mcf, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from
      (i) normal declines in production due to diminishing reserves on two significant wells during the three months ended June 30, 1998 and (ii) the sale of one significant well during 1997. The decrease in volumes of gas sold resulted primarily from (i) a negative prior period volume adjustment by a purchaser on one significant well during the three months ended June 30, 1998 and (ii) the sale of several wells during the six months ended June 30, 1998. Average oil and gas prices decreased to $11.74 per barrel and $2.07 per Mcf, respectively, for the three months ended June 30, 1998 from $18.21 per barrel and $2.41 per Mcf, respectively, for the three months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the I-F Partnership sold certain oil and gas properties during the three months ended June 30, 1998 and recognized a $45,507 gain on such sales. Similar sales during the three months ended June 30, 1997 resulted in the I-F Partnership recognizing similar gains totaling $46,356.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $64,375 (31.6%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 43.5% for the three months ended June 30, 1998 from 38.6% for the three months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $15,822 (25.0%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, this expense increased to 14.8% for the three months ended June 30, 1998 from 12.0% for the three months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

      General and administrative expenses decreased $6,145 (12.7%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease was primarily due to a decrease in professional fees for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 13.2% for the three months ended June 30, 1998 from 9.2% for the three months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998            1997
                                                  --------       ----------
      Oil and gas sales                           $686,935       $1,128,873
      Oil and gas production expenses             $260,496       $  372,243
      Barrels produced                              16,194           19,522
      Mcf produced                                 220,708          291,400
      Average price/Bbl                           $  13.32       $    20.65
      Average price/Mcf                           $   2.14       $     2.49

      As shown in the table above, total oil and gas sales decreased $441,938 (39.1%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $69,000 and $176,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $119,000 and $78,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 3,328 barrels and 70,692 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease in volumes of oil sold resulted primarily from
      (i) normal declines in production on several significant wells due to diminishing reserves during the six months ended June 30, 1998 and (ii) the sale of one significant well in 1997. The decrease in volumes of gas sold resulted primarily from (i) negative prior period volume adjustments on one significant well made by a purchaser during the six months ended June 30, 1998 and (ii) positive prior period volume adjustments on two significant wells made by a purchaser during the six months ended June 30, 1997. Average oil and gas prices decreased to $13.32 per barrel and $2.14 per Mcf, respectively, for the six months ended June 30, 1998 from $20.65 per barrel and $2.49 per Mcf, respectively, for the six months ended June 30, 1997.

      As discussed in Liquidity and Capital Resources above, the I-F Partnership sold certain oil and gas properties during the six months ended June 30, 1998 and recognized a $333,266 gain on such sales. Similar sales during the three months ended June 30, 1997 resulted in the I-F Partnership recognizing similar gains totaling $46,356.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $111,747 (30.0%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales discussed above. As a percentage of oil and gas sales, these expenses increased to 37.9% for the six months ended June 30, 1998 from 33.0% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $30,754 (24.3%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, this expense increased to 14.0% for the six months ended June 30, 1998 from 11.2% for the six months ended June 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      The I-F Partnership recognized a non-cash charge against earnings of $114,631 during the six months ended June 30, 1997. Of this amount, $20,908 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $93,723 was related to the writing off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the I-F Partnership's partnership agreement which limit the level of permissible drilling activity. No similar charge was necessary during the six months ended June 30, 1998.

      General and administrative expenses decreased $3,383 (3.5%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses increased to 13.7% for the six months ended June 30, 1998 from 8.6% for the six months ended June 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      The Limited  Partners have received  cash  distributions  through June 30,
      1998  totaling   $17,512,664  or  122.29%  of  Limited  Partners'  capital
      contributions.

                          PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the I-B Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.2 Financial Data Schedule containing summary financial information extracted from the I-C Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.3 Financial Data Schedule containing summary financial information extracted from the I-D Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.4 Financial Data Schedule containing summary financial information extracted from the I-E Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

             27.5 Financial Data Schedule containing summary financial information extracted from the I-F Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 13, 1998              By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 13, 1998              By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-B's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-C's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-D's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-E's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-F's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.