Form 10-Q
period 1998-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 1998-11-12
CIK 780200, 791067, 799178, 806613, 811031

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1998


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
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                 1998             1997
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 52,296          $ 77,028
   Accounts receivable:
      Oil and gas sales                           28,494            53,389
                                                --------          --------
        Total current assets                    $ 80,790          $130,417

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 288,084           327,137

DEFERRED CHARGE                                   99,262            99,262
                                                --------          --------
                                                $468,136          $556,816
                                                ========          ========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $  5,296          $  9,366
   Gas imbalance payable                           3,116             3,116
                                                --------          --------
        Total current liabilities               $  8,412          $ 12,482

ACCRUED LIABILITY                               $ 22,520          $ 22,520

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($105,475)        ($103,542)
   Limited Partners, issued and
      outstanding, 11,958 units                  542,679           625,356
                                                --------          --------
        Total Partners' capital                 $437,204          $521,814
                                                --------          --------
                                                $468,136          $556,816
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998               1997
                                               ---------          ---------

REVENUES:
   Oil and gas sales                            $79,710            $45,296
   Interest income                                  402                265
   Gain on sale of oil and gas
      properties                                      -                770
                                                -------            -------
                                                $80,112            $46,331

COSTS AND EXPENSES:
   Lease operating                              $17,317            $25,878
   Production tax                                 5,012              3,053
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 17,089              7,466
   General and administrative
      (Note 2)                                   14,042             13,457
                                                -------            -------
                                                $53,460            $49,854
                                                -------            -------

NET INCOME (LOSS)                               $26,652           ($ 3,523)
                                                =======            =======
GENERAL PARTNER - NET INCOME                    $ 1,996            $   109
                                                =======            =======
LIMITED PARTNERS - NET INCOME (LOSS)            $24,656           ($ 3,632)
                                                =======            =======
NET INCOME (LOSS) per unit                      $  2.06           ($   .30)
                                                =======            =======
UNITS OUTSTANDING                                11,958             11,958
                                                =======            =======





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998               1997
                                               ---------          ---------

REVENUES:
   Oil and gas sales                           $199,910           $236,834
   Interest income                                1,134                565
   Gain (loss) on sale of oil and
      gas properties                          (     106)               770
                                               --------           --------
                                               $200,938           $238,169

COSTS AND EXPENSES:
   Lease operating                             $ 46,326           $ 74,387
   Production tax                                11,942             15,933
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 39,052             35,728
   Impairment provision                               -             19,726
   General and administrative
      (Note 2)                                   48,009             49,834
                                               --------           --------
                                               $145,329           $195,608
                                               --------           --------

NET INCOME                                     $ 55,609           $ 42,561
                                               ========           ========
GENERAL PARTNER - NET INCOME                   $  4,286           $  4,318
                                               ========           ========
LIMITED PARTNERS - NET INCOME                  $ 51,323           $ 38,243
                                               ========           ========
NET INCOME per unit                            $   4.29           $   3.20
                                               ========           ========
UNITS OUTSTANDING                                11,958             11,958
                                               ========           ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998               1997
                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $ 55,609           $ 42,561
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               39,052             35,728
      Impairment provision                            -             19,726
      (Gain) loss  on sale of oil and
        gas properties                              106          (     770)
      Increase in accounts receivable -
        General Partner                               -          (     574)
      Decrease in accounts receivable -
        oil and gas sales                        24,895             23,631
      Decrease in accounts payable            (   4,070)         (   9,389)
                                               --------           --------
Net cash provided by operating
   activities                                  $115,592           $110,913
                                               --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($    105)         ($  1,149)
   Proceeds from sale of oil and
      gas properties                                  -                770
                                               --------           --------
Net cash used by investing activities         ($    105)         ($    379)
                                               --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($140,219)         ($ 96,932)
                                               --------           --------
Net cash used by financing activities         ($140,219)         ($ 96,932)
                                               --------           --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($ 24,732)          $ 13,602

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           77,028             13,805
                                               --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $ 52,296           $ 27,407
                                               ========           ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                 1998             1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 38,214          $141,699
   Accounts receivable:
      Oil and gas sales                           61,015           130,355
                                                --------          --------
        Total current assets                    $ 99,229          $272,054

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 314,595           334,734

DEFERRED CHARGE                                  110,943           110,943
                                                --------          --------
                                                $524,767          $717,731
                                                ========          ========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $ 15,613          $ 22,321
                                                --------          --------
        Total current liabilities               $ 15,613          $ 22,321

ACCRUED LIABILITY                               $ 18,103          $ 18,103

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($ 93,724)        ($ 89,189)
   Limited Partners, issued and
      outstanding, 8,885 units                   584,775           766,496
                                                --------          --------
        Total Partners' capital                 $491,051          $677,307
                                                --------          --------
                                                $524,767          $717,731
                                                ========          ========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                1998               1997
                                              --------          ----------

REVENUES:
   Oil and gas sales                           $95,155           $203,427
   Interest income                                 358                673
   Gain on sale of oil and
      gas properties                                 -                719
                                               -------           --------
                                               $95,513           $204,819

COSTS AND EXPENSES:
   Lease operating                             $46,679           $ 83,405
   Production tax                                6,261             14,347
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 5,342              9,384
   General and administrative
      (Note 2)                                  25,400             24,967
                                               -------           --------
                                               $83,682           $132,103
                                               -------           --------

NET INCOME                                     $11,831           $ 72,716
                                               =======           ========
GENERAL PARTNER - NET INCOME                   $   788           $  3,978
                                               =======           ========
LIMITED PARTNERS - NET INCOME                  $11,043           $ 68,738
                                               =======           ========
NET INCOME per unit                            $  1.24           $   7.74
                                               =======           ========
UNITS OUTSTANDING                                8,885              8,885
                                               =======           ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998               1997
                                               ---------          ---------

REVENUES:
   Oil and gas sales                           $377,250           $675,402
   Interest income                                2,348              3,461
   Loss on sale of oil and gas
      properties                              (      20)         (   3,643)
                                               --------           --------
                                               $379,578           $675,220

COSTS AND EXPENSES:
   Lease operating                             $140,610           $207,922
   Production tax                                23,337             40,946
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 18,338             32,670
   Impairment provision                               -              4,679
   General and administrative
      (Note 2)                                   80,561             82,034
                                               --------           --------
                                               $262,846           $368,251
                                               --------           --------

NET INCOME                                     $116,732           $306,969
                                               ========           ========
GENERAL PARTNER - NET INCOME                   $  6,453           $ 16,669
                                               ========           ========
LIMITED PARTNERS - NET INCOME                  $110,279           $290,300
                                               ========           ========
NET INCOME per unit                            $  12.41           $  32.67
                                               ========           ========
UNITS OUTSTANDING                                 8,885              8,885
                                               ========           ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)
                                                  1998              1997
                                               ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $116,732          $306,969
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                18,338            32,670
      Impairment provision                             -             4,679
      Loss on sale of oil and gas
        properties                                    20             3,643
      Decrease in accounts receivable -
        oil and gas sales                         69,340            14,172
      Decrease in accounts receivable -
        General Partner                                -            14,812
      Increase (decrease) in accounts
        payable                                (   6,708)            4,213
      Increase in accounts payable -
        General Partner                                -            65,000
                                                --------          --------
Net cash provided by operating
   activities                                   $197,722          $446,158
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         $      -         ($102,319)
   Proceeds from sale of oil and
      gas properties                               1,781             6,718
                                                --------          --------
Net cash provided (used) by
   investing activities                         $  1,781         ($ 95,601)
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($302,988)        ($562,558)
                                                --------          --------
Net cash used by financing activities          ($302,988)        ($562,558)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($103,485)        ($212,001)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           141,699           218,437
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 38,214          $  6,436
                                                ========          ========
         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                1998              1997
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  289,099        $  274,109
   Accounts receivable:
      Oil and gas sales                          113,690           256,001
                                              ----------        ----------
        Total current assets                  $  402,789        $  530,110

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 655,384           714,156

DEFERRED CHARGE                                  104,793           104,793
                                              ----------        ----------
                                              $1,162,966        $1,349,059
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $    8,364        $   31,310
   Gas imbalance payable                          39,971            39,971
                                              ----------        ----------
        Total current liabilities             $   48,335        $   71,281

ACCRUED LIABILITY                             $   14,345        $   14,345

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   49,379)      ($   27,560)
   Limited Partners, issued and
      outstanding, 7,195 units                 1,149,665         1,290,993
                                              ----------        ----------
        Total Partners' capital               $1,100,286        $1,263,433
                                              ----------        ----------
                                              $1,162,966        $1,349,059
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998             1997
                                                ---------       ----------

REVENUES:
   Oil and gas sales                            $331,185          $312,571
   Interest income                                 3,210             2,537
   Gain on sale of oil and
      gas properties                               4,186               137
                                                --------          --------
                                                $338,581          $315,245

COSTS AND EXPENSES:
   Lease operating                              $ 24,216          $ 67,080
   Production tax                                 22,718            22,341
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  20,706            22,391
   General and administrative
      (Note 2)                                    21,655            21,276
                                                --------          --------
                                                $ 89,295          $133,088
                                                --------          --------

NET INCOME                                      $249,286          $182,157
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 39,810          $ 30,078
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $209,476          $152,079
                                                ========          ========
NET INCOME per unit                             $  29.12          $  21.14
                                                ========          ========
UNITS OUTSTANDING                                  7,195             7,195
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              -----------       ----------

REVENUES:
   Oil and gas sales                          $  811,567        $1,117,685
   Interest income                                 9,298             7,924
   Gain on sale of oil and
      gas properties                             259,982            15,961
                                              ----------        ----------
                                              $1,080,847        $1,141,570

COSTS AND EXPENSES:
   Lease operating                            $   81,687        $  144,414
   Production tax                                 54,540            73,053
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  48,294            82,678
   Impairment provision                                -            61,790
   General and administrative
      (Note 2)                                    69,222            70,643
                                              ----------        ----------
                                              $  253,743        $  432,578
                                              ----------        ----------

NET INCOME                                    $  827,104        $  708,992
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  129,432        $  125,386
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  697,672        $  583,606
                                              ==========        ==========
NET INCOME per unit                           $    96.97        $    81.11
                                              ==========        ==========
UNITS OUTSTANDING                                  7,195             7,195
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                 1998              1997
                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $827,104        $  708,992
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                48,294            82,678
      Impairment provision                             -            61,790
      Gain on sale of oil and gas
        properties                             ( 259,982)      (    15,961)
      Decrease in accounts receivable -
        oil and gas sales                        142,311            78,986
      Decrease in accounts payable             (  22,946)      (       516)
                                                --------        ----------
Net cash provided by operating
   activities                                   $734,781        $  915,969
                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  2,364)      ($    1,129)
   Proceeds from sale of oil and
      gas properties                             272,824            16,375
                                                --------        ----------
Net cash provided by investing
   activities                                   $270,460        $   15,246
                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($990,251)      ($1,088,390)
                                                --------        ----------
Net cash used by financing activities          ($990,251)      ($1,088,390)
                                                --------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 14,990       ($  157,175)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           274,109           344,951
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $289,099        $  187,776
                                                ========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                1998              1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  976,699        $  827,775
   Accounts receivable:
      Oil and gas sales                          517,610           994,354
      Other                                            -            69,917
                                              ----------        ----------
        Total current assets                  $1,494,309        $1,892,046

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               4,201,532         4,844,378

DEFERRED CHARGE                                  750,369           750,369
                                              ----------        ----------
                                              $6,446,210        $7,486,793
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   68,412        $  257,524
   Gas imbalance payable                         135,884           135,884
                                              ----------        ----------
        Total current liabilities             $  204,296        $  393,408

ACCRUED LIABILITY                             $  138,356        $  138,356

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  310,695)      ($  228,434)
   Limited Partners, issued and
      outstanding, 41,839 units                6,414,253         7,183,463
                                              ----------        ----------
        Total Partners' capital               $6,103,558        $6,955,029
                                              ----------        ----------
                                              $6,446,210        $7,486,793
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,332,007        $1,293,478
   Interest income                                11,851             9,123
   Gain on sale of oil and
      gas properties                               9,953                 -
                                              ----------        ----------
                                              $1,353,811        $1,302,601

COSTS AND EXPENSES:
   Lease operating                            $  209,281        $  333,931
   Production tax                                 96,904            86,655
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 210,621           191,363
   General and administrative
      (Note 2)                                   125,620           123,707
                                              ----------        ----------
                                              $  642,426        $  735,656
                                              ----------        ----------

NET INCOME                                    $  711,385        $  566,945
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  134,417        $  110,464
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  576,968        $  456,481
                                              ==========        ==========
NET INCOME per unit                           $    13.79        $    10.91
                                              ==========        ==========
UNITS OUTSTANDING                                 41,839            41,839
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $3,424,077        $4,504,924
   Interest income                                34,150            26,047
   Gain on sale of oil and
      gas properties                           1,159,004            62,609
                                              ----------        ----------
                                              $4,617,231        $4,593,580

COSTS AND EXPENSES:
   Lease operating                            $  665,420        $  928,397
   Production tax                                241,843           303,820
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 523,339           590,946
   Impairment provision                                -           291,690
   General and administrative
      (Note 2)                                   398,470           406,281
                                              ----------        ----------
                                              $1,829,072        $2,521,134
                                              ----------        ----------

NET INCOME                                    $2,788,159        $2,072,446
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  486,369        $  430,529
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $2,301,790        $1,641,917
                                              ==========        ==========
NET INCOME per unit                           $    55.02        $    39.24
                                              ==========        ==========
UNITS OUTSTANDING                                 41,839            41,839
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $2,788,159        $2,072,446
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               523,339           590,946
      Impairment provision                             -           291,690
      Gain on sale of oil and gas
        properties                           ( 1,159,004)      (    62,609)
      Decrease in accounts receivable -
        oil and gas sales                        476,744           367,602
      Decrease in accounts receivable -
        other                                     69,917                 -
      Decrease in accounts payable           (   189,112)      (    10,252)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $2,510,043        $3,249,823
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       $        -       ($  118,823)
   Proceeds from sale of oil and
      gas properties                           1,278,511            80,537
                                              ----------        ----------
Net cash provided (used) by
   investing activities                       $1,278,511       ($   38,286)
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($3,639,630)      ($3,356,847)
                                              ----------        ----------
Net cash used by financing activities        ($3,639,630)      ($3,356,847)
                                              ----------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $  148,924       ($  145,310)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           827,775           894,887
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  976,699        $  749,577
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                           COMBINED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                             September 30,     December 31,
                                                1998              1997
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  279,708        $  251,220
   Accounts receivable:
      Oil and gas sales                          161,277           307,734
      Other                                            -            48,942
                                              ----------        ----------
        Total current assets                  $  440,985        $  607,896

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,198,342         1,457,908

DEFERRED CHARGE                                  501,016           501,016
                                              ----------        ----------
                                              $2,140,343        $2,566,820
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   32,344        $   53,205
   Gas imbalance payable                          47,046            47,046
                                              ----------        ----------
        Total current liabilities             $   79,390        $  100,251

ACCRUED LIABILITY                             $  116,401        $  116,401

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  106,130)      ($   59,811)
   Limited Partners, issued and
      outstanding, 14,321 units                2,050,682         2,409,979
                                              ----------        ----------
        Total Partners' capital               $1,944,552        $2,350,168
                                              ----------        ----------
                                              $2,140,343        $2,566,820
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                           $409,569          $451,008
   Interest income                                3,065             3,067
   Gain on sale of oil and
      gas properties                              2,403                 -
                                               --------          --------
                                               $415,037          $454,075

COSTS AND EXPENSES:
   Lease operating                             $ 93,294          $173,542
   Production tax                                30,034            28,227
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 65,631            61,024
   General and administrative
      (Note 2)                                   42,912            42,342
                                               --------          --------
                                               $231,871          $305,135
                                               --------          --------

NET INCOME                                     $183,166          $148,940
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 36,204          $ 30,425
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $146,962          $118,515
                                               ========          ========
NET INCOME per unit                            $  10.26          $   8.28
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                   GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,096,504        $1,579,881
   Interest income                                10,784             8,781
   Gain on sale of oil and
      gas properties                             335,669            46,356
                                              ----------        ----------
                                              $1,442,957        $1,635,018

COSTS AND EXPENSES:
   Lease operating                            $  309,400        $  472,591
   Production tax                                 74,424           101,421
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 161,523           187,670
   Impairment provision                                -           114,631
   General and administrative
      (Note 2)                                   136,788           139,601
                                              ----------        ----------
                                              $  682,135        $1,015,914
                                              ----------        ----------

NET INCOME                                    $  760,822        $  619,104
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  135,119        $  133,871
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  625,703        $  485,233
                                              ==========        ==========
NET INCOME per unit                           $    43.69        $    33.88
                                              ==========        ==========
UNITS OUTSTANDING                                 14,321            14,321
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                      COMBINED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

                                                 1998              1997
                                              ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $  760,822        $  619,104
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               161,523           187,670
      Impairment provision                             -           114,631
      Gain on sale of oil and gas
        properties                           (   335,669)      (    46,356)
      Decrease in accounts receivable -
        oil and gas sales                        146,457           123,342
      Decrease in accounts receivable -
        other                                     48,942                 -
      Increase (decrease) in accounts
        payable                              (    20,861)            6,708
                                              ----------        ----------
Net cash provided by operating
   activities                                 $  761,214        $1,005,099
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($    4,488)      ($   43,416)
   Proceeds from sale of oil and
      gas properties                             438,200            58,027
                                              ----------        ----------
Net cash provided by investing
   activities                                 $  433,712        $   14,611
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,166,438)      ($1,103,694)
                                              ----------        ----------
Net cash used by financing activities        ($1,166,438)      ($1,103,694)
                                              ----------        ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $   28,488       ($   83,984)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           251,220           339,064
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  279,708        $  255,080
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME I LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 1998, combined statements of operations for the three and nine months ended September 30, 1998 and 1997, and combined statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 1998, the combined results of operations for the three and nine months ended September 30, 1998 and 1997, and the combined cash flows for the nine months ended September 30, 1998 and 1997.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

      No such charge was recorded in the nine months ended September 30, 1998. The risk that the Partnerships will be required to record such impairment provisions in the future increases when oil and gas prices are depressed.

2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-B                   $2,729                  $ 11,313
               I-C                    2,018                    23,382
               I-D                    1,669                    19,986
               I-E                    9,400                   116,220
               I-F                    3,132                    39,780

      During the nine months ended September 30, 1998 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-B                  $14,070                  $ 33,939
               I-C                   10,415                    70,146
               I-D                    9,264                    59,958
               I-E                   49,810                   348,660
               I-F                   17,448                   119,340

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 1998 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      The I-C, I-D, I-E and I-F Partnerships' Statements of Cash Flows for the nine months ended September 30, 1998 include proceeds from the sale of oil and gas properties. The proceeds received during the first quarter of 1998 were included in the Partnerships' cash distributions paid during May 1998, the proceeds received during the second quarter of 1998 were included in the Partnerships' cash distributions paid during August 1998, and the proceeds received during the third quarter of 1998 will be included in the Partnerships' cash distributions to be paid in November 1998. It is possible that the Partnerships' repurchase values and future cash distributions could decline as a result of the disposition of these properties. On the other hand, the General Partner believes there will be beneficial operating efficiencies related to the Partnerships' remaining properties. This is primarily due to the fact that the properties sold generally bore a higher ratio of operating expenses as compared to reserves than the Partnerships' remaining properties.

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

      I-B PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    1998            1997
                                                  -------          -------
      Oil and gas sales                           $79,710          $45,296
      Oil and gas production expenses             $22,329          $28,931
      Barrels produced                                259              515
      Mcf produced                                 43,023           16,820
      Average price/Bbl                           $ 13.05          $ 18.51
      Average price/Mcf                           $  1.77          $  2.13

      As shown in the table above, total oil and gas sales increased $34,414 (76.0%), for the three months ended September 30, 1998 as compared to the three months ended

      September 30, 1997. Of this increase, approximately $56,000 was related to an increase in the volumes of gas sold, which increase was partially offset by decreases of approximately $5,000 related to a decrease in the volumes of oil sold and approximately $15,000 related to a decrease in the average price of gas sold. Volumes of oil sold decreased 256 barrels while volumes of gas sold increased 26,203 Mcf, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from the sale of three significant wells in 1997. The increase in volumes of gas sold resulted primarily from positive prior period volume adjustments made by the purchasers on three wells during the three months ended September 30, 1998. Average oil and gas prices decreased to $13.05 per barrel and $1.77 per Mcf, respectively, for the three months ended September 30, 1998 from $18.51 per barrel and $2.13 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $6,602 (22.8%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from workover expenses incurred on two significant wells during the three months ended September 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 28.0% for the three months ended September 30, 1998 from 63.9% for the three months ended September 30, 1997. This percentage decrease was primarily due to the positive prior period volume adjustments.

      Depreciation, depletion, and amortization of oil and gas properties increased $9,623 (128.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase resulted primarily from the increase in volumes of gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30 1997. As a percentage of oil and gas sales, this expense increased to 21.4% for the three months ended September 30, 1998 from 16.5% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30 1997.

      General and administrative expenses increased $585 (4.3%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses decreased to 17.6% for the three months ended September 30, 1998 from 29.7% for the three months ended September 30, 1997. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $199,910         $236,834
      Oil and gas production expenses             $ 58,268         $ 90,320
      Barrels produced                                 995            1,628
      Mcf produced                                  95,902           85,508
      Average price/Bbl                           $  13.14         $  19.54
      Average price/Mcf                           $   1.95         $   2.40

      As shown in the table above, total oil and gas sales decreased $36,924 (15.6%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $6,000 and $43,000, respectively, were related to decreases in the average prices of oil and gas sold and approximately $12,000 was related to a decrease in the volumes of oil sold, which decreases were partially offset by an increase of approximately $25,000 related to an increase in the volumes of gas sold. Volumes of oil sold decreased 633 barrels while volumes of gas sold increased 10,394 Mcf for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) a normal decline in production on several wells due to diminishing reserves and (ii) the sale of three significant wells in 1997. The increase in volumes of gas sold resulted primarily from positive prior period volume adjustments made by the purchasers on three significant wells during the nine months ended September 30, 1998. Average oil and gas prices decreased to $13.14 per barrel and $1.95 per Mcf, respectively, for the nine months ended September 30, 1998 from $19.54 per barrel and $2.40 per Mcf, respectively, for the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $32,052 (35.5%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from workover expenses incurred on two significant wells during the nine months ended September 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 29.1% for the nine months ended September 30, 1998 from 38.1% for the nine months ended September 30, 1997. This percentage decrease was primarily due to the dollar decrease in production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $3,324 (9.3%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This increase resulted primarily from the increase in volumes of gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30 1997. As a percentage of oil and gas sales, this expense increased to 19.5% for the nine months ended September 30, 1998 from 15.1% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30 1997.

      The I-B Partnership recognized a non-cash charge against earnings of $19,726 during the nine months ended September 30, 1997. Of this amount, $17,233 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $2,493 was related to the writing off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the I-B Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charge was necessary during the nine months ended September 30, 1998.

      General and administrative expenses decreased $1,825 (3.7%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 24.0% for the nine months ended September 30, 1998 from 21.0% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1998 totaling $6,678,527 or 55.85% of Limited Partners' capital contributions.

      I-C PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1998             1997
                                                  -------          --------
      Oil and gas sales                           $95,155          $203,427
      Oil and gas production expenses             $52,940          $ 97,752
      Barrels produced                              3,483             5,660
      Mcf produced                                 26,940            38,365
      Average price/Bbl                           $ 12.19          $  17.12
      Average price/Mcf                           $  1.96          $   2.78

      As shown in the table above, total oil and gas sales decreased $108,272 (53.2%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $37,000 and $32,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $17,000 and $22,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,177 barrels and 11,425 Mcf, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production due to diminishing reserves on two significant wells and (ii) the sale of one significant well in 1997. The decrease in volumes of gas sold resulted primarily from normal declines in production due to diminishing reserves on two significant wells. Average oil and gas prices decreased to $12.19 per barrel and $1.96 per Mcf, respectively, for the three months ended September 30, 1998 from $17.12 per barrel and $2.78 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $44,812 (45.8%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from (i) the decreases in the volumes of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, (ii) workover expenses incurred on one significant well in 1997 in order to improve the recovery of reserves, and (iii) the sale of one significant well in 1997. As a percentage of oil and gas sales, these expenses increased to 55.6% for the three months ended September 30, 1998 from 48.1% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,042 (43.1%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, this expense increased to 5.6% for the three months ended September 30, 1998 from 4.6% for the three months ended September 30, 1997.

      General and administrative expenses increased $433 (1.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 26.7% for the three months ended September 30, 1998 from 12.3% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $377,250         $675,402
      Oil and gas production expenses             $163,947         $248,868
      Barrels produced                              10,865           16,882
      Mcf produced                                  99,032          128,019
      Average price/Bbl                           $  12.37         $  18.99
      Average price/Mcf                           $   2.45         $   2.77

      As shown in the table above, total oil and gas sales decreased $298,152 (44.1%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $114,000 and $80,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $72,000 and $32,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 6,017 barrels and 28,987 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) the sale of one significant well in 1997 and (ii) normal declines in production due to diminishing reserves on another significant well. The decrease in volumes of gas sold resulted primarily from normal declines in production due to diminishing reserves on a significant well. Average oil and gas prices decreased to $12.37 per barrel and $2.45 per Mcf, respectively, for the nine months ended September 30, 1998 from $18.99 per barrel and $2.77 per Mcf, respectively, for the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $84,921 (34.1%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) the decreases in the volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, (ii) workover expenses incurred on one significant well in 1997 in order to improve the recovery of reserves and (iii) the sale of another significant well in 1997. As a percentage of oil and gas sales, these expenses increased to 43.5% for the nine months ended September 30, 1998 from 36.8% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $14,332 (43.9%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 4.9% for the nine months ended September 30, 1998 and 4.8% for the nine months ended September 30, 1997.

      The I-C Partnership recognized a non-cash charge against earnings of $4,679 during the nine months ended September 30, 1997 primarily related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997. No similar charge was necessary during the nine months ended September 30, 1998.

      General and administrative expenses decreased $1,473 (1.8%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 21.4% for the nine months ended September 30, 1998 from 12.1% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1998 totaling $8,173,300 or 91.99% of Limited Partners' capital contributions.

      I-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1998             1997
                                                  --------         --------
      Oil and gas sales                           $331,185         $312,571
      Oil and gas production expenses             $ 46,934         $ 89,421
      Barrels produced                               2,497            3,803
      Mcf produced                                 155,204          101,830
      Average price/Bbl                           $  12.20         $  16.85
      Average price/Mcf                           $   1.94         $   2.44

      As shown in the table above, total oil and gas sales increased $18,614 (6.0%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this increase, approximately $130,000 was related to an increase in the volumes of gas sold, which increase was partially offset by decreases of approximately $22,000 related to a decrease in the volumes of oil sold and approximately $12,000 and $78,000, respectively, related to decreases in the average prices of oil and gas sold. Volumes of oil sold decreased 1,306 barrels while volumes of gas sold increased 53,374 Mcf for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from normal declines in production due to diminishing reserves on one significant well. The increase in volumes of gas sold resulted primarily from positive prior period volume adjustments made by the purchasers on three significant wells during the three months ended September 30, 1998. Average oil and gas prices decreased to $12.20 per barrel and $1.94 per Mcf, respectively, for the three months ended September 30, 1998 from $16.85 per barrel and $2.44 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $42,487 (47.5%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from workover expenses incurred on two significant wells during the three months ended September 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 14.2% for the three months ended September 30, 1998 from

      28.6% for the three months ended September 30, 1997. This decrease resulted primarily from the dollar decrease in production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,685 (7.5%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, this expense decreased to 6.3% for the three months ended September 30, 1998 from 7.2% for the three months ended September 30, 1997.

      General and administrative expenses increased $379 (1.8%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 6.5% for the three months ended September 30, 1998 and 6.8% for the three months ended September 30, 1997.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    1998            1997
                                                  --------       ----------
      Oil and gas sales                           $811,567       $1,117,685
      Oil and gas production expenses             $136,227       $  217,467
      Barrels produced                               8,830           12,322
      Mcf produced                                 343,955          359,879
      Average price/Bbl                           $  12.94       $    19.48
      Average price/Mcf                           $   2.03       $     2.44

      As shown in the table above, total oil and gas sales decreased $306,118 (27.4%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $68,000 and $39,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $58,000 and $141,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 3,492 barrels and 15,924 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from a normal decline in production due to diminishing reserves on one significant well. Average oil and gas prices decreased to $12.94 per barrel and $2.03 per Mcf, respectively, for the nine months ended September 30, 1998 from $19.48 per barrel and $2.44 per Mcf, respectively, for the nine months ended September 30, 1997.

      As discussed in Liquidity and Capital Resources above, the I-D Partnership sold certain oil and gas properties during the nine months ended September 30, 1998 and recognized a $259,982 gain on such sales. Similar sales during the nine months ended September 30, 1997 resulted in the I-D Partnership recognizing similar gains totaling $15,961.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $81,240 (37.4%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) workover expenses incurred on two significant wells during the nine months ended September 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 16.8% for the nine months ended September 30, 1998 from 19.5% for the nine months ended September 30, 1997. This percentage decrease was primarily due to the dollar decrease in production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $34,384 (41.6%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 and (ii) upward revisions in the estimates of remaining oil and gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 6.0% for the nine months ended September 30, 1998 from 7.4% for the nine months ended September 30, 1997.

      The I-D Partnership recognized a non-cash charge against earnings of $61,790 during the nine months ended September 30, 1997. Of this amount, $12,290 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $49,500 was related to the writing off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the I-D Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charge was necessary during the nine months ended September 30, 1998.

      General and administrative expenses decreased $1,421 (2.0%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 8.5% for the nine months ended September 30, 1998 from 6.3% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1998 totaling $13,753,175 or 191.16% of Limited Partners' capital contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $1,332,007       $1,293,478
      Oil and gas production expenses           $  306,185       $  420,586
      Barrels produced                              15,123           19,162
      Mcf produced                                 623,229          489,327
      Average price/Bbl                         $    10.56       $    16.83
      Average price/Mcf                         $     1.88       $     1.98

      As shown in the table above, total oil and gas sales increased $38,529 (3.0%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this increase, approximately $266,000 was related to an increase in the volumes of gas sold, which increase was partially offset by decreases of approximately $68,000 related to a decrease in the volumes of oil sold and $95,000 and $64,000, respectively, related to decreases in the average prices of oil and gas sold. Volumes of oil sold decreased 4,039 barrels while volumes of gas sold increased 133,902 Mcf for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) a normal decline in production on several significant wells and (ii) the sale of several wells in 1997. The increase in volumes of gas sold resulted primarily from positive prior period volume adjustments made by purchasers on three significant wells during the three months ended September 30, 1998. Average oil and gas prices decreased to $10.56 per barrel and $1.88 per Mcf, respectively, for the three months ended September 30, 1998 from $16.83 per barrel and $1.98 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $114,401 (27.2%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from workover expenses incurred on three significant wells during the three months ended September 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 23.0% for the three months ended September 30, 1998 from 32.5% for the three months ended September 30, 1997. This percentage decrease was primarily due to the dollar decrease in production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $19,258 (10.1%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase resulted primarily from the increase in volumes of gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, this expense increased to 15.8% for the three months ended September 30, 1998 from 14.8% for the three months ended September 30, 1997.

      General and administrative expenses increased $1,913 (1.5%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 9.4% for the three months ended September 30, 1998 and 9.6% for the three months ended September 30, 1997.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $3,424,077       $4,504,924
      Oil and gas production expenses           $  907,263       $1,232,217
      Barrels produced                              48,982           58,270
      Mcf produced                               1,480,138        1,516,524
      Average price/Bbl                         $    12.35       $    19.38
      Average price/Mcf                         $     1.90       $     2.23

      As shown in the table above, total oil and gas sales decreased $1,080,847 (24.0%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $180,000 and $81,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $344,000 and $476,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 9,288 barrels and

      36,386 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) the sale of several wells in 1997 and (ii) normal declines in production due to diminishing reserves on several wells. The decrease in volumes of gas sold resulted primarily from normal declines in production due to diminishing reserves on one significant well. Average oil and gas prices decreased to $12.35 per barrel and $1.90 per Mcf, respectively, for the nine months ended September 30, 1998 from $19.38 per barrel and $2.23 per Mcf, respectively, for the nine months ended September 30, 1997.

      As discussed in Liquidity and Capital Resources above, the I-E Partnership sold certain oil and gas properties during the nine months ended September 30, 1998 and recognized a $1,159,004 gain on such sales. Similar sales during the nine months ended September 30, 1997 resulted in the I-E Partnership recognizing similar gains totaling $62,609.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $324,954 (26.4%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) workover expenses incurred on several wells during the nine months ended September 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses remained relatively constant at 26.5% for the nine months ended September 30, 1998 and 27.4% for the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $67,607 (11.4%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense increased to 15.3% for the nine months ended September 30, 1998 from 13.1% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      The I-E Partnership recognized a non-cash charge against earnings of $291,690 during the nine months ended September 30, 1997. Of this amount, $59,728 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $231,962 was related to the writing off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the I-E Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charge was necessary during the nine months ended September 30, 1998.

      General and administrative expenses decreased $7,811 (1.9%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 11.6% for the nine months ended September 30, 1998 from 9.0% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1998 totaling $52,807,552 or 126.21% of Limited Partners' capital contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                   1998              1997
                                                  --------         --------
      Oil and gas sales                           $409,569         $451,008
      Oil and gas production expenses             $123,328         $201,769
      Barrels produced                               6,899            9,796
      Mcf produced                                 176,166          138,079
      Average price/Bbl                           $  10.59         $  16.92
      Average price/Mcf                           $   1.91         $   2.07

      As shown in the table above, total oil and gas sales decreased $41,439 (9.2%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $49,000 was related to a decrease in the volumes of oil sold and approximately $44,000 and $27,000, respectively, were related to decreases in the average prices of oil and gas sold, which decreases were partially offset by an increase of approximately $79,000 related to an increase in the volumes of gas sold. Volumes of oil sold decreased 2,897 barrels while volumes of gas sold increased 38,087 Mcf for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) the sale of several wells during 1997 and 1998, (ii) normal declines in production due to diminishing reserves on several wells and
      (iii) the shutting in of two significant wells for repairs and maintenance during the three months ended September 30, 1998. The increase in volumes of gas sold resulted primarily from positive prior period volume adjustments made by purchasers on two significant wells during the three months ended September 30, 1998. Average oil and gas prices decreased to $10.59 per barrel and $1.91 per Mcf, respectively, for the three months ended September 30, 1998 from $16.92 per barrel and $2.07 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $78,441 (38.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from (i) workover expenses incurred on two significant wells in 1997 in order to improve the recovery of reserves and (ii the sale of one significant well in 1997. As a percentage of oil and gas sales, these expenses decreased to 30.1% for the three months ended September 30, 1998 from 44.7% for the three months ended September 30, 1997. This percentage decrease was primarily due to the dollar decrease in production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $4,607 (7.5%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, this expense increased to 16.0% for the three months ended September 30, 1998 from 13.5% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      General and administrative expenses increased $570 (1.3%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 10.5% for the three months ended September 30, 1998 from 9.4% for the three months ended September 30, 1997.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   1998             1997
                                                ----------       ----------
      Oil and gas sales                         $1,096,504       $1,579,881
      Oil and gas production expenses           $  383,824       $  574,012
      Barrels produced                              23,093           29,318
      Mcf produced                                 396,874          429,479
      Average price/Bbl                         $    12.50       $    19.40
      Average price/Mcf                         $     2.04       $     2.35

      As shown in the table above, total oil and gas sales decreased $483,377 (30.6%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $121,000 and $77,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $159,000 and $126,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 6,225 barrels and 32,605 Mcf, respectively, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of oil sold resulted primarily from (i) the sale of several wells in 1997 and 1998, (ii) normal declines in production due to diminishing reserves on several wells and (iii) the shutting in of two significant wells for repairs and maintenance during the nine months ended September 30, 1998. Average oil and gas prices decreased to $12.50 per barrel and $2.04 per Mcf, respectively, for the nine months ended September 30, 1998 from $19.40 per barrel and $2.35 per Mcf, respectively, for the nine months ended September 30, 1997.

      As discussed in Liquidity and Capital Resources above, the I-F Partnership sold certain oil and gas properties during the nine months ended September 30, 1998 and recognized a $335,669 gain on such sales. Similar sales during the nine months ended September 30, 1997 resulted in the I-F Partnership recognizing similar gains totaling $46,356.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $190,188 (33.1%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and
      (iii) workover expenses incurred on several wells in 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 35.0% for the nine months ended September 30, 1998 from 36.3% for the nine months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $26,147 (13.9%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from decreases in volumes of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, this expense increased to 14.7% for the nine months ended September 30, 1998 from 11.9% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

      The I-F Partnership recognized a non-cash charge against earnings of $114,631 during the nine months ended September 30, 1997. Of this amount, $20,908 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $93,723 was related to the writing off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to the low oil and gas prices received over the prior several years and provisions in the I-F Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charge was necessary during the nine months ended September 30, 1998.

      General and administrative expenses decreased $2,813 (2.0%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 12.5% for the nine months ended September 30, 1998 from 8.8% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1998 totaling $17,747,664 or 123.93% of Limited Partners' capital contributions.

                          PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the I-B Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.2 Financial Data Schedule containing summary financial information extracted from the I-C Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.3 Financial Data Schedule containing summary financial information extracted from the I-D Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.4 Financial Data Schedule containing summary financial information extracted from the I-E Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

             27.5 Financial Data Schedule containing summary financial information extracted from the I-F Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 12, 1998            By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 12, 1998            By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-B's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-C's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-D's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-E's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-F's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.