Form 10-K405
period 1998-12-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 1999-02-25
CIK 780200, 791067, 799178, 806613, 811031

FORM 10-K405
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998

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

                   DOCUMENTS INCORPORATED BY REFERENCE: None

                                 FORM 10-K405
                              TABLE OF CONTENTS


PART I.......................................................................4
      ITEM 1.     BUSINESS...................................................4
      ITEM 2.     PROPERTIES................................................10
      ITEM 3.     LEGAL PROCEEDINGS.........................................21
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS.......21

PART II.....................................................................21
      ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS......21
      ITEM 6.     SELECTED FINANCIAL DATA...................................25
      ITEM 7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................31
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.........................................55
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............55
      ITEM 9.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.......................55

PART III....................................................................55
      ITEM 10.    DIRECTORS  AND  EXECUTIVE   OFFICERS  OF  THE  GENERAL
                  PARTNER...................................................55
      ITEM 11.    EXECUTIVE COMPENSATION....................................56
      ITEM 12.    SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND
                  MANAGEMENT................................................63
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............64

PART IV.....................................................................66
      ITEM 14.    EXHIBITS,  FINANCIAL STATEMENT SCHEDULES,  AND REPORTS
                  ON FORM 8-K...............................................66

SIGNATURES..................................................................70

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

      The General Partner currently serves as general partner of 29 limited partnerships, including the Partnerships. The General Partner is a wholly-owned subsidiary of Samson Investment Company. Samson Investment Company and its various corporate subsidiaries, including the General Partner (collectively "Samson"), are primarily engaged in the production and development of and exploration for oil and gas reserves and the acquisition and operation of producing properties. At January 31, 1999, Samson owned interests in approximately 10,500 oil and gas wells located in 19 states of the United States and the countries of Canada, Venezuela, and Russia. At January 31, 1999,

Samson operated approximately 2,900 oil and gas wells located in 15 states of the United States, as well as Canada, Venezuela, and Russia.

      The Partnerships are currently engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.

      As limited partnerships, the Partnerships have no officers, directors, or employees. They rely instead on the personnel of the General Partner and the other Samson Companies. As of February 15, 1999, Samson employed approximately 850 persons. No employees are covered by collective bargaining agreements, and management believes that Samson provides a sound employee relations environment. For information regarding the executive officers of the General Partner, see "Item 10. Directors and Executive Officers of the General Partner."

      The General Partner's and the Partnerships' principal place of business is located at Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103, and their telephone number is (918) 583-1791 or (888) 436-3963 [(888) GEODYNE].

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements"), the Partnerships will terminate on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report the General Partner currently intends to extend the term of the I-D, I-E, and I-F Partnerships for the first two year extension period. With respect to the I-B and I-C Partnerships, it is the General Partner's current intent to let these Partnerships terminate on December 31, 1999 pursuant to the terms of their Partnership Agreements.

      The General Partner will, however, over the next several months evaluate all of the Partnerships' operations and then make a final determination as to whether to extend any of their terms. It is anticipated that a final decision will be made during the fourth quarter of 1999.

      In the event any of the Partnerships are terminated pursuant to the Partnership Agreements, the Partnership's dissolution shall be effective on December 31, 1999. Pursuant to the terms of the Partnership Agreement, the dissolved Partnership would then be liquidated. The liquidation procedures under the Partnership Agreements provide that the General Partner shall sell the Partnership's properties and, in connection therewith, attempt to obtain the best price available for such properties. Pending such sales, the General Partner will continue to manage the Partnership's properties. It is anticipated that in the event of termination, the Partnership's properties would be sold through an auction process or negotiated transactions during the first half of 2000.

      Gain or loss realized on the sale of a dissolved Partnership's assets will be credited to (in the case of gain) or charged against (in the case of loss) each Partner's capital account to the extent allocable under the Partnership Agreement. In settling the Partners' accounts upon dissolution, the assets of the Partnership shall be paid out as follows: (i) to third party creditors; (ii) to the General Partner for any expenses of the Partnership paid by or payable to it to the extent it is entitled to reimbursement under the Partnership Agreement; (iii) to all of the Limited Partners in the amount equivalent to the amount of their positive capital account balances (as adjusted pursuant to the Partnership Agreement) on the date of distribution; (iv) to the General Partner in the amount equivalent to the amount of its positive capital account balance (as adjusted) on the date of distribution; and (v) the balance shall be paid to the Limited Partners and General Partner in the same percentage interests as cash distributions are payable under the Partnership Agreement. In addition, in the event that, following the final distribution, the General Partner has a deficit balance in its capital account balance, it shall contribute cash to the Partnership necessary to eliminate the deficit balance, which amount would be distributed to the other Partners to the extent of their remaining positive capital account balances.


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

      The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the lower half of the 10-year average range described above.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $2.32 per Mcf at December 31, 1997 to approximately $1.93 per Mcf at December 31, 1998. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences. Continued very low oil prices as discussed below may cause downward pressure on gas prices due to some users of gas converting to oil as a cheaper fuel alternative.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last year as well as a drop in Asian energy demand, oil prices over the past year have reached historically low levels, dropping to as low as approximately $9.25 per barrel. It is not known whether this trend will continue. Prices for the Partnerships' oil decreased from approximately $16.25 per barrel at December 31, 1997 to approximately $9.50 per barrel at December 31, 1998.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1998. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.


      Significant Customers

      The following customers accounted for ten percent or more of the Partnerships' oil and gas sales during the year ended December 31, 1998:

   Partnership    Customer                                Percentage
   -----------    --------                                ----------

      I-B         Duke Energy Field Services, Inc.          27.8%
                  Byrd Operating Company                    16.4%

      I-C         Hallwood Petroleum ("Hallwood")           39.3%
                  Conoco, Inc. ("Conoco")                   28.4%

      I-D         El Paso Energy Marketing
                     Company ("El Paso")                    41.5%
                  Hallwood                                  20.0%

      I-E         El Paso                                   55.5%

      I-F         El Paso                                   35.6%

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

      Insurance Coverage

      The Partnerships are subject to all of the risks inherent in the exploration for and production of oil and gas, including blowouts, pollution, fires, and other casualties. The Partnerships maintain insurance coverage as is customary for entities of a similar size engaged in operations similar to that of the Partnerships, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not fully covered by insurance could have a material adverse effect on the Partnerships' financial condition and results of operations.

ITEM 2.     PROPERTIES

      Well Statistics

      The following table sets forth the number of productive wells of the Partnerships as of December 31, 1998.


                              Well Statistics(1)
                            As of December 31, 1998


P/ship     Number of Gross Wells(2)             Number of Net Wells(3)
------     -----------------------------      -------------------------------
           Total   Oil     Gas    N/A(4)      Total    Oil      Gas    N/A(4)
           -----  -----   -----   ------      -----   -----    -----   ------

I-B         78      2       75      1         3.06      .05     2.97    .04
I-C         84      8       75      1         5.21     4.07     1.13    .01
I-D        514    403      111      -         3.49      .70     2.79     -
I-E        797    643      153      1        30.01    13.71    16.13    .17
I-F        788    643      144      1        13.18     5.73     7.33    .12

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

      Drilling Activities

      During the year ended December 31, 1998, the Partnerships indirectly participated in drilling the following wells. The Partnerships do not own working interests in any of the wells; therefore, they did not incur any costs associated with the drilling activity:

                                                   Revenue
P/ship   Well Name               County      St.   Interest   Type   Status
------   ---------               ------      ---   --------   ----   ------

 I-B     Hunt 36 No. 6           Sutton      TX    .0017      Gas    Prod.

 I-C     Hunt 36 No. 6           Sutton      TX    .0003      Gas    Prod.

 I-D     Graham F No. 3-30       Custer      OK    .0015      Gas    Prod.
         Eyster No. 1-20         Custer      OK    .0087      Gas    Prod.
         Beulah Switzer
           No. 4-18              Blaine      OK    .0009      Gas    Prod.
         Melford No.1-7          Grady       OK    .0004      Gas    Unknown
         Paul A No. 2-34         Garvin      OK    .0041      Gas    Unknown

 I-E     Graham F No. 3-30       Custer      OK    .0047      Gas    Prod.
         Eyster No. 1-20         Custer      OK    .0279      Gas    Prod.
         Beulah Switzer
           No. 4-18              Blaine      OK    .0062      Gas    Prod.
         Melford No.1-7          Grady       OK    .0013      Gas    Unknown
         Paul A No. 2-34         Garvin      OK    .0132      Gas    Unknown

 I-F     Graham F No. 3-30       Custer      OK    .0016      Gas    Prod.
         Eyster No. 1-20         Custer      OK    .0096      Gas    Prod.
         Beulah Switzer
           No. 4-18              Blaine      OK    .0029      Gas    Prod.
         Melford No.1-7          Grady       OK    .0005      Gas    Unknown
         Paul A No. 2-34         Garvin      OK    .0045      Gas    Unknown


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

                              Net Production Data

                                I-B Partnership
                                ---------------

                                                  Year Ended December 31,
                                             --------------------------------
                                               1998        1997        1996
                                             --------    --------    --------
Production:
   Oil (Bbls)                                   1,344       2,277       2,297
   Gas (Mcf)                                  115,502     129,776     150,543

Oil and gas sales:
   Oil                                       $ 16,711    $ 43,243    $ 48,565
   Gas                                        224,453     315,039     315,487
                                              -------     -------     -------
     Total                                   $241,164    $358,282    $364,052
                                              =======     =======     =======
Total direct operating
   Expenses                                  $120,760    $136,300    $131,335
                                              =======     =======     =======
Direct operating expenses
   as a percentage of oil
   and gas sales                                 50.1%      38.0%       36.1%

Average sales price:
   Per barrel of oil                         $   12.43     $18.99      $21.14
   Per Mcf of gas                                 1.94       2.43        2.10

Direct operating expenses
   per equivalent Bbl of
   oil                                       $    5.86     $ 5.70      $ 4.80

                              Net Production Data

                                I-C Partnership
                                ---------------

                                            Year Ended December 31,
                                      --------------------------------------
                                         1998         1997           1996
                                      ----------   ----------     ----------
Production:
   Oil (Bbls)                           14,169       25,122           27,537
   Gas (Mcf)                           124,746      178,180          226,820

Oil and gas sales:
   Oil                                $170,811     $469,154       $  554,281
   Gas                                 296,419      482,524          626,815
                                       -------      -------        ---------
     Total                            $467,230     $951,678       $1,181,096
                                       =======      =======        =========
Total direct operating
   Expenses                           $228,138     $311,741       $  241,698
                                       =======      =======        =========

Direct operating expenses
   as a percentage of oil
   and gas sales                         48.8%        32.8%           20.5%

Average sales price:
   Per barrel of oil                    $12.06       $18.68          $20.13
   Per Mcf of gas                         2.38         2.71            2.76

Direct operating expenses
   per equivalent Bbl of
   oil                                  $ 6.53       $ 5.69          $ 3.70

                              Net Production Data

                                I-D Partnership
                                ---------------

                                            Year Ended December 31,
                                  ----------------------------------------
                                    1998            1997           1996
                                  ---------      ----------     ----------
Production:
   Oil (Bbls)                        11,249          18,760         21,291
   Gas (Mcf)                        456,195         510,113        577,657

Oil and gas sales:
   Oil                          $   141,203      $  355,605     $  429,150
   Gas                              920,032       1,189,492      1,383,418
                                  ---------       ---------      ---------
     Total                       $1,061,235      $1,545,097     $1,812,568
                                  =========       =========      =========
Total direct operating
   Expenses                      $  234,481      $  294,350     $  290,848
                                  =========       =========      =========

Direct operating expenses
   as a percentage of oil
   and gas sales                      22.1%           19.1%          16.0%

Average sales price:
   Per barrel of oil                 $12.55          $18.96         $20.16
   Per Mcf of gas                      2.02            2.33           2.39

Direct operating expenses
   per equivalent Bbl of
   oil                               $ 2.69          $ 2.84         $ 2.47

                              Net Production Data

                                I-E Partnership
                                ---------------

                                            Year Ended December 31,
                                      --------------------------------------
                                         1998          1997          1996
                                      ----------    ----------    ----------
Production:
   Oil (Bbls)                             64,346        77,648        70,998
   Gas (Mcf)                           2,016,034     2,139,704     2,206,082

Oil and gas sales:
   Oil                                $  770,895    $1,462,528    $1,407,716
   Gas                                 3,840,340     4,541,724     4,598,715
                                       ---------     ---------     ---------
     Total                            $4,611,235    $6,004,252    $6,006,431
                                       =========     =========     =========
Total direct operating
   Expenses                           $1,506,844    $1,771,150    $1,706,319
                                       =========     =========     =========

Direct operating expenses
   as a percentage of oil
   and gas sales                           32.7%         29.5%         28.4%

Average sales price:
   Per barrel of oil                      $11.98        $18.84        $19.83
   Per Mcf of gas                           1.90          2.12          2.08

Direct operating expenses
   per equivalent Bbl of
   oil                                    $ 3.76        $ 4.08        $ 3.89

                              Net Production Data

                                I-F Partnership
                                ---------------

                                            Year Ended December 31,
                                 ------------------------------------------
                                    1998            1997            1996
                                 ----------      ----------      ----------
Production:
   Oil (Bbls)                        30,203          38,725          35,577
   Gas (Mcf)                        530,040         571,101         652,692

Oil and gas sales:
   Oil                          $   365,340      $  730,010      $  704,023
   Gas                            1,077,378       1,291,795       1,417,313
                                  ---------       ---------       ---------
     Total                       $1,442,718      $2,021,805      $2,121,336
                                  =========       =========       =========
Total direct operating
   Expenses                      $  668,016      $  683,800      $  758,392
                                  =========       =========       =========

Direct operating expenses
   as a percentage of oil
   and gas sales                      46.3%           33.8%           35.8%

Average sales price:
   Per barrel of oil                 $12.10          $18.85          $19.79
   Per Mcf of gas                      2.03            2.26            2.17

Direct operating expenses
   per equivalent Bbl of
   oil                               $ 5.64          $ 5.11          $ 5.25


      Proved Reserves and Net Present Value

      The following table sets forth each Partnership's estimated proved oil and gas reserves and net present value therefrom as of December 31, 1998. The schedule of quantities of proved oil and gas reserves was prepared by the General Partner in accordance with the rules prescribed by the Securities and Exchange Commission (the "SEC"). Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers ("Ryder Scott"), an independent petroleum engineering firm. As used throughout this Annual Report, "proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions.

      Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices at
December  31,  1998.   Such  prices  were  not   escalated   except  in  certain
circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 1998. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves at December 31, 1998 will actually be realized for such production.

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

                              Proved Reserves and
                              Net Present Values
                             From Proved Reserves
                          As of December 31, 1998(1)

I-B Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     1,023,624
     Oil and liquids (Bbls)                                            7,353

   Net present value (discounted at 10% per annum)               $   864,782

I-C Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                       628,507
     Oil and liquids (Bbls)                                           16,375

   Net present value (discounted at 10% per annum)               $   564,072

I-D Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     1,634,897
     Oil and liquids (Bbls)                                           37,776

   Net present value (discounted at 10% per annum)               $ 1,859,866

I-E Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     9,379,871
     Oil and liquids (Bbls)                                          318,570

   Net present value (discounted at 10% per annum)               $10,462,577

I-F Partnership:
---------------
   Estimated proved reserves:
     Gas (Mcf)                                                     3,035,177
     Oil and liquids (Bbls)                                          149,517

   Net present value (discounted at 10% per annum)               $ 3,233,894
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


      Significant Properties

      The following table sets forth certain well and reserves information as of December 31, 1998 for the basins in which the Partnerships own a significant amount of properties. The table contains the following information for each significant basin: (i) the number of gross and net wells, (ii) the number of wells in which only a non-working interest is owned, (iii) the Partnership's total number of wells, (iv) the number and percentage of wells operated by the Partnership's affiliates, (v) estimated proved oil reserves, (vi) estimated proved gas reserves, and (vii) the present value (discounted at 10% per annum) of estimated future net cash flow.

      The Anadarko Basin is located in western Oklahoma and the Texas Panhandle, while the Gulf Coast Basin is located in southern Louisiana and southeast Texas. The Mid-Gulf Coast Basin is located in southern Alabama and Mississippi, while the Permian Basin straddles west Texas and southeast New Mexico.




                                         Significant Properties as of December 31, 1998
                                         ----------------------------------------------

                                                                           Wells
                                                                        Operated by
                                                                         Affiliates        Oil      Gas
                          Gross      Net      Other      Total          ------------    Reserves  Reserves     Present
     Basin                Wells     Wells     Wells(1)   Wells      Number        %       (Bbl)     (Mcf)       Value
------------------        ------   -------    -------    ------     ------     -------- ---------- ----------   -------
I-B Partnership:
  Mid-Gulf Coast            8        .19       -           8         -           -%       3,275    647,187   $  560,292
  Permian                  63       2.43       9          72         2           3%       2,410    312,743      241,534

I-C Partnership:
  Anadarko                  7       3.60       -           7         6          86%      11,612    387,780   $  299,748
  Gulf Coast                6        .10       3           9         -           -%       4,131     60,345      110,558
  Mid-Gulf Coast            8        .03       -           8         -           -%         610    121,151      107,851

I-D Partnership:
  Anadarko                 76       2.02      34         110        20          18%       9,971    925,872   $  930,119
  Permian                 408        .66       1         409         -           -%      21,080    510,530      662,484

I-E Partnership:
  Anadarko                 92      10.72      35         127        24          19%      51,576  4,209,115   $4,203,863
  Permian                 419       4.26       1         420         6           1%     101,051  2,978,417    3,818,841
  Gulf Coast              236       9.97       -         236         -           -%     104,838  1,058,720    1,321,424

I-F Partnership:
  Anadarko                 92       4.87      35         127        24          19%      22,990  1,837,411   $1,830,707
  Gulf Coast              236       3.55       -         236         -           -%      37,072    459,762      554,935

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF LIMITED PARTNERS

      There were no matters submitted to a vote of the Limited Partners of any Partnership during 1998.


PART II.

ITEM 5.     MARKET FOR UNITS AND RELATED LIMITED PARTNER MATTERS

      As of February 1, 1999, the number of Units outstanding and the approximate number of Limited Partners of record in the Partnerships were as follows:

                                                 Number of
                                 Number of        Limited
               Partnership         Units          Partners
               -----------       ---------      ------------
                   I-B            11,958             791
                   I-C             8,885             758
                   I-D             7,195             746
                   I-E            41,839           2,809
                   I-F            14,321             903


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

                            Repurchase Offer Prices
                            -----------------------

                     1997                            1998                 1999
           --------------------------     --------------------------      ----
           1st    2nd     3rd    4th      1st     2nd    3rd    4th       1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.     Qtr.    Qtr.   Qtr.   Qtr.      Qtr.
------     ----   ----    ----   ----     ----    ----   ----   ----      ----
 I-B       $ 50   $ 49    $ 46   $ 44     $ 38    $ 50   $ 48   $ 44      $ 43
 I-C         13     94      79     79       63      83     79     74        71
 I-D         94    210     177    155      122     193    157    122       104
 I-E        141    183     166    151      134     181    157    137       137
 I-F        127    180     163    148      133     168    152    135       135


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

                          Right of Presentment Prices
                          ---------------------------

                      1997                           1998                 1999
           --------------------------     --------------------------      ----
           1st    2nd     3rd    4th      1st     2nd    3rd    4th       1st
P/ship     Qtr.   Qtr.    Qtr.   Qtr.     Qtr.    Qtr.   Qtr.   Qtr.      Qtr.
------     ----   ----    ----   ----     ----    ----   ----   ----      ----
 I-B       $ 55   $ 52    $ 48   $ 46     $ 42    $ 51   $ 49   $ 46      $ 46
 I-C         45    120      94     94       83      89     86     83        80
 I-D        153    267     206    191      168     208    183    158       145
 I-E        173    212     178    168      156     187    170    156       156
 I-F        159    209     176    166      155     176    165    153       153

      In addition to the repurchase offer and Right of Presentment described above, the Partnerships have been subject to "4.9% tender offers" from several third parties during 1997 and 1998. The General Partner does not know the terms of these offers or the prices received by the Limited Partners who accepted these offers.


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

      The following is a summary of cash distributions paid to the Limited Partners during 1997 and 1998 and the first quarter of 1999:

                              Cash Distributions
                              ------------------


                                    1997
                  ---------------------------------------------
                    1st         2nd          3rd        4th
      P/ship        Qtr.(1)    Qtr.(2)     Qtr.(1)     Qtr.(3)
      ------      ---------    -------    --------    ---------

       I-B        $  .84       $ 3.60     $ 3.26       $ 1.84
       I-C         24.54        22.29      14.29            -
       I-D         43.50        54.48      35.52        21.68
       I-E         18.71        31.43      17.23        15.32
       I-F         20.11        30.10      17.18        14.52



                                    1998                             1999
                  ---------------------------------------------   ---------
                    1st         2nd         3rd         4th         1st
      P/ship       Qtr.(3)      Qtr.(4)     Qtr.(4)     Qtr.        Qtr.
      ------      --------     --------   ---------   ---------   ---------

       I-B        $ 6.10       $ 2.76     $ 2.34      $ 4.10      $ 1.09
       I-C         15.87        12.27       4.73        4.28        3.71
       I-D         33.22        47.67      35.72       35.44       18.07
       I-E         16.92        32.34      24.14       20.58         -
       I-F         14.66        37.71      16.41       16.69         -

--------------------------
(1) Amount of cash distribution for the I-C, I-D, I-E, and I-F Partnerships includes proceeds from the sale of certain oil and gas properties.
(2) Amount of cash distribution for the I-C Partnership includes proceeds from the sale of certain oil and gas properties.
(3) Amount of cash distribution includes proceeds from the sale of certain oil and gas properties.
(4) Amount of cash distribution for the I-D, I-E, and I-F Partnerships includes proceeds from the sale of certain oil and gas properties.

ITEM 6.     SELECTED FINANCIAL DATA

      The following tables present selected financial data for the Partnerships. This data should be read in conjunction with the financial statements of the Partnerships, and the respective notes thereto, included elsewhere in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."





                                                 Selected Financial Data

                                                     I-B Partnership
                                                     ---------------

                                     1998             1997             1996             1995             1994
                                 ------------     ------------     ------------     ------------     ------------

Oil and Gas Sales                 $241,164         $358,282        $364,052           $254,050       $  453,021
Net Income (Loss):
  Limited Partners                  13,681           81,083          99,324          ( 376,689)     (    53,126)
  General Partner                    2,834            7,989           7,877          (   1,776)           9,616
  Total                             16,515           89,072         107,201          ( 378,465)     (    43,510)
Limited Partners' Net
  Income (Loss) per Unit              1.14             6.78            8.31          (   31.50)     (      4.44)
Limited Partners' Cash
  Distributions per
  Unit                               15.30             9.54            6.53              11.12            20.82
Total Assets                       395,801          556,816         609,137            648,040        1,126,318
Partners' Capital
  (Deficit):
  Limited Partner                  456,037          625,356         658,273            636,949        1,146,638
  General Partner                ( 107,999)       ( 103,542)      ( 102,526)         ( 104,724)     (    95,948)
Number of Units
  Outstanding                       11,958           11,958          11,958             11,958           11,958






                                                 Selected Financial Data

                                                     I-C Partnership
                                                     ---------------

                                     1998             1997             1996             1995             1994
                                 ------------     ------------     ------------     ------------     ------------
Oil and Gas Sales                 $467,230         $951,678        $1,181,096         $808,435        $1,042,630
Net Income (loss):
  Limited Partners               (   7,583)         471,807           699,745          118,612           321,969
  General Partner                    6,137           27,253            38,944           20,456            27,850
  Total                          (   1,446)         499,060           738,689          139,068           349,819
Limited Partners' Net
  Income (loss) per Unit         (     .85)           53.10             78.76            13.35             36.24
Limited Partners' Cash
  Distributions per
  Unit                               37.15            61.12             74.62            48.96             61.34
Total Assets                       359,321          717,731           781,470          780,070         1,096,208
Partners' Capital
  (Deficit):
  Limited Partners                 428,913          766,496           837,689          800,944         1,117,332
  General Partner                (  96,039)       (  89,189)      (    85,499)       (  66,308)      (    63,764)
Number of Units
  Outstanding                        8,885            8,885             8,885            8,885             8,885





                                                 Selected Financial Data

                                                     I-D Partnership
                                                     ---------------

                                     1998             1997             1996             1995             1994
                                 ------------     ------------     ------------     ------------     ------------

Oil and Gas Sales                 $1,061,235       $1,545,097      $1,812,568        $1,237,419       $1,738,315
Net Income:
  Limited Partners                   762,614          845,470       1,114,924           516,300          780,423
  General Partner                    148,669          173,924         219,180           135,487          193,738
  Total                              911,283        1,019,394       1,334,104           651,787          974,161
Limited Partners' Net
  Income per Unit                     105.99           117.51          154.96             71.76           108.47
Limited Partners' Cash
  Distributions per
  Unit                                152.05           155.18          143.86            100.77           139.69
Total Assets                         973,693        1,349,059       1,605,063         1,594,441        1,833,702
Partners' Capital
  (Deficit):
  Limited Partners                   959,607        1,290,993       1,540,523         1,460,599        1,669,299
  General Partner                (    53,161)     (    27,560)    (     4,248)           17,993            9,506
Number of Units
  Outstanding                          7,195            7,195           7,195             7,195            7,195







                                                 Selected Financial Data

                                                     I-E Partnership
                                                     ---------------

                                     1998             1997             1996             1995             1994
                                 ------------     ------------     ------------     ------------     ------------

Oil and Gas Sales                 $4,611,235       $6,004,252       $6,006,431       $4,777,881      $ 6,455,258
Net Income:
  Limited Partners                 1,929,509        2,342,934        2,660,067          316,558        1,400,859
  General Partner                    548,239          568,504          602,481          368,023          369,587
  Total                            2,477,748        2,911,438        3,262,548          684,581        1,770,446
Limited Partners' Net
  Income per Unit                      46.12            56.00            63.58             7.57            33.48
Limited Partners' Cash
  Distributions per
  Unit                                 93.98            82.69            68.19            51.15            73.03
Total Assets                       5,425,656        7,486,793        8,572,514        8,957,340       11,037,156
Partners' Capital
  (Deficit):
  Limited Partners                 5,180,972        7,183,463        8,300,529        8,493,462       10,316,904
  General Partner                (   232,100)     (   228,434)     (   113,140)     (    54,687)    (    115,710)
Number of Units
  Outstanding                         41,839           41,839           41,839           41,839           41,839







                                                 Selected Financial Data

                                                     I-F Partnership
                                                     ---------------

                                     1998             1997             1996             1995             1994
                                 ------------     ------------     ------------     ------------     ------------

Oil and Gas Sales                 $1,442,718       $2,021,805       $2,121,336       $1,762,969       $2,402,053
Net Income:
  Limited Partners                   212,910          737,319          883,367           37,379          540,094
  General Partner                    140,360          183,677          198,724          117,455          138,915
  Total                              353,270          920,996        1,082,091          154,834          679,009
Limited Partners' Net
  Income per Unit                      14.87            51.49            61.68             2.61            37.71
Limited Partners' Cash
  Distributions per
  Unit                                 85.47            81.91            67.10            55.51            71.91
Total Assets                       1,858,973        2,566,820        2,982,983        3,124,394        3,878,707
Partners' Capital
  (Deficit):
  Limited Partners                 1,398,889        2,409,979        2,845,660        2,923,293        3,680,914
  General Partner                (    94,547)     (    59,811)     (    59,110)     (    25,679)     (    33,134)
Number of Units
  Outstanding                         14,321           14,321           14,321           14,321           14,321



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

      General Discussion

      The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Predicting future prices is not possible. Concerning past trends, average yearly wellhead gas prices in the United States have been volatile for a number of years. For the past ten years, such average prices have generally been in the $1.40 to $2.40 per Mcf range. Gas prices are currently in the lower half of the 10-year average range described above.

      Substantially all of the Partnerships' gas reserves are being sold on the "spot market." Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. Spot prices for the Partnerships' gas decreased from approximately $2.32 per Mcf at December 31, 1997 to approximately $1.93 per Mcf at December 31, 1998. Such prices were on an MMBTU basis and differ from the prices actually received by the Partnerships due to transportation and marketing costs, BTU adjustments, and regional price and quality differences. Continued very low oil prices as discussed below may cause downward pressure on gas prices due to some users of gas converting to oil as a cheaper fuel alternative.

      For the past ten years, average oil prices have generally been in the $16.00 to $24.00 per barrel range. Due to global consumption and supply trends over the last year as well as a drop in Asian energy demand, oil prices over the past year have reached historically low levels, dropping to as low as approximately $9.25 per barrel. It is not known whether this trend will continue. Prices for the Partnerships' oil decreased from approximately $16.25 per barrel at December 31, 1997 to approximately $9.50 per barrel at December 31, 1998.

      Future prices for both oil and gas will likely be different from (and may be lower than) the prices in effect on December 31, 1998. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

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


      Results of Operations

      An analysis of the change in net oil and gas operations (oil and gas sales, less lease operating expenses and production taxes) is presented in the tables following "Results of Operations" under the heading "Average Sales Prices, Production Volumes, and Average Production Costs." Following is a discussion of each Partnership's results of operations for the year ended December 31, 1998 as compared to the year ended December 31, 1997 and for the year ended December 31, 1997 as compared to the year ended December 31, 1996.

                                I-B Partnership
                                ---------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                     -------------------------------------

      Total oil and gas sales decreased $117,118 (32.7%) in 1998 as compared to 1997. Of this decrease, approximately $18,000 and $34,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $9,000 and $56,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 933 barrels and 14,274 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from (i) the sale of one significant well in 1997, (ii) prior period volume adjustments made by the purchaser during 1998 on one significant well, and (iii) normal declines in production. The decrease in volumes of gas sold resulted primarily from (i) the sale of two significant wells in 1997, (ii) normal declines in production, and (iii) the shutting-in of one significant well during 1998 due to mechanical problems. Average oil and gas prices decreased to $12.43 per barrel and $1.94 per Mcf, respectively, in 1998 from $18.99 per barrel and $2.43 per Mcf, respectively, in 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $15,540 (11.4%) in 1998 as compared to 1997. This decrease resulted primarily from (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 50.1% in 1998 from 38.0% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $17,748 (25.5%) in 1998 as compared to 1997. This decrease resulted primarily from (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining gas reserves at December 31, 1998. These decreases were partially offset by (i) downward revisions in the estimates of remaining oil reserves at December 31, 1998 and (ii) one significant well being fully depleted in 1998 due to the lack of remaining oil and gas reserves. As a percentage of oil and gas sales, this expense increased to 21.5% in 1998 from 19.5% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      The I-B Partnership recognized a non-cash charge against earnings of $19,726 in the first quarter of 1997. Of this amount, $17,233 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $2,493 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the I-B
Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charge was necessary in 1998.

      General and administrative expenses decreased $9,000 (14.5%) in 1998 as compared to 1997. This decrease was primarily due to a reduction in general and administrative overhead charged by the General Partner as limited by the I-B Partnership's Partnership Agreement. As a percentage of oil and gas sales, these expenses increased to 22.1% in 1998 from 17.4% in 1997. This percentage increase was primarily due to the decrease in oil and gas sales, partially offset by the dollar decrease in general and administrative expenses.

      The Limited Partners have received cash distributions through December 31,
1998   totaling   $6,727,527  or  56.26%  of  the  Limited   Partners'   capital
contributions.


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

      The I-B Partnership recognized a non-cash charge against earnings of $19,726 in the first quarter of 1997. Of this amount, $17,233 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $2,493 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it is unlikely that such properties would be developed due to low oil and gas prices and provisions in the I-B
Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses also remained relatively constant at 17.4% in 1997 and 17.3% in 1996.

                                I-C Partnership
                                ---------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                     -------------------------------------

      Total oil and gas sales decreased $484,448 (50.9%) in 1998 as compared to 1997. Of this decrease, approximately $205,000 and $145,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $94,000 and $41,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 10,953 barrels and 53,434 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production and (ii) the sale of one significant well in 1997. The decrease in volumes of gas sold resulted primarily from normal declines in production. Average oil and gas prices decreased to $12.06 per barrel and $2.38 per Mcf, respectively, in 1998 from $18.68 per barrel and $2.71 per Mcf, respectively, in 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $83,603 (26.8%) in 1998 as compared to 1997. This decrease resulted primarily from (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) workover expenses incurred on several wells in 1997 in order to improve the recovery of reserves. These decreases were partially offset by repair and maintenance expenses on several wells during 1998. As a percentage of oil and gas sales, these expenses increased to 48.8% in 1998 from 32.8% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold and the repair and maintenance expenses in 1998.

      Depreciation, depletion, and amortization of oil and gas properties increased $100,410 (173.0%) in 1998 as compared to 1997. This increase was primarily due to a downward revision in the estimate of remaining oil and gas reserves on two significant wells in 1998, which increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 33.9% in 1998 from 6.1% in 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization and the decreases in the average prices of oil and gas sold.

      The I-C Partnership recognized a non-cash charge against earnings of $4,679 in the first quarter of 1997 primarily related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997. No similar charge was necessary in 1998.

      General and administrative expenses decreased $20,515 (19.3%) in 1998 as compared to 1997. This decrease was primarily due to a reduction in general and administrative overhead charged by the General Partner as limited by the I-C Partnership's Partnership Agreement. As a percentage of oil and gas sales, these expenses increased to 18.4% in 1998 from 11.2% in 1997. This percentage increase was primarily due to the decrease in oil and gas sales, partially offset by the dollar decrease in general and administrative expenses.

      The Limited Partners have received cash distribution  through December 31,
1998   totaling   $8,211,300  or  92.42%  of  the  Limited   Partners'   capital
contributions.

                     Year Ended December 31, 1997 Compared
                        to Year Ended December 31, 1996
                     -------------------------------------


      Total oil and gas sales decreased $229,418 (19.4%) in 1997 as compared to 1996. Of this decrease, approximately $49,000 and $134,000, respectively, related to decreases in volumes of oil and gas sold and approximately $36,000 and $9,000, respectively, related to decreases in the average price of oil and gas sold. Volumes of oil and gas sold decreased 2,415 barrels and 48,640 Mcf, respectively, in 1997 as compared to 1996. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production and (ii) a positive prior period volume adjustment made by a purchaser on one significant well in 1996. Average prices of oil and gas sold decreased to $18.68 per barrel and $2.71 per Mcf, respectively, in 1997 from $20.13 per barrel and $2.76 per Mcf, respectively in 1996.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $70,043 (29.0%) in 1997 as compared to 1996. This increase resulted primarily from workover expenses incurred on three significant wells in 1997 in order to improve the recovery of reserves, which increase was partially offset by (i) the decreases in volumes of oil and gas sold in 1997 and
(ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 32.8% in 1997 from 20.5% in 1996. This percentage increase was primarily due to the increase in workover expenses and the decrease in oil and gas sales in 1997.

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

                                I-D Partnership
                                ---------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                     -------------------------------------

      Total oil and gas sales decreased $483,862 (31.3%) in 1998 as compared to 1997. Of this decrease, approximately $142,000 and $126,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $72,000 and $144,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 7,511 barrels and 53,918 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from (i) the sale of several wells during 1997 and 1998 and (ii) normal declines in production. The decrease in volumes of gas sold resulted primarily from (i) normal declines in production and (ii) positive prior period volume adjustments made by the purchasers during 1997 on several wells. Average oil and gas prices decreased to $12.55 per barrel and $2.02 per Mcf, respectively, in 1998 from $18.96 per barrel and $2.33 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the I-D Partnership sold certain oil and gas properties in 1998 and recognized a $260,624 gain on such sales. Sales of oil and gas properties during 1997 resulted in the I-D Partnership recognizing similar gains totaling $24,113.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $59,869 (20.3%) in 1998 as compared to 1997. This decrease resulted primarily from (i) workover expenses incurred on two significant wells during 1997 in order to improve the recovery of reserves and
(ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 22.1% in 1998 from 19.1% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold, partially offset by the 1997 workover expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $14,888 (13.2%) in 1998 as compared to 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 9.2% in 1998 from 7.3% in 1997.

This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      The I-D Partnership recognized a non-cash charge against earnings of $61,790 in the first quarter of 1997. Of this amount, $12,290 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $49,500 was related to the writing off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the I-D
Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1998.

      General and administrative expenses decreased $1,650 (1.8%) in 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 8.5% in 1998 from 5.9% in 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31,
1998  totaling   $14,008,175  or  194.70%  of  the  Limited   Partners'  capital
contributions.


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

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $3,502 (1.2%) in 1997 as compared to 1996. This increase resulted primarily from workover expenses incurred on two significant wells during 1997 in order to improve the recovery of reserves, which increase was partially offset by (i) the decreases in volumes of oil and gas sold in 1997 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 19.1% in 1997 from 16.0% in

1996. This percentage increase was primarily due to the decrease in the average price of oil and gas sold in 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $35,605 (24.0%) in 1997 as compared to 1996. This decrease resulted primarily from (i) the decrease in volumes of oil and gas sold in 1997 and (ii) an upward revision in the estimate of remaining oil reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 7.3% in 1997 from 8.2% in 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      The I-D Partnership recognized a non-cash charge against earnings of $61,790 in the first quarter of 1997. Of this amount, $12,290 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $49,500 was related to the writing off of unproved properties. These unproved properties were written off based on the General Partner's determination that it is unlikely that such properties would be developed due to low oil and gas prices and provisions in the I-D
Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 5.9% in 1997 and 5.1% in 1996.

                                I-E Partnership
                                ---------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                     -------------------------------------

      Total oil and gas sales decreased $1,393,017 (23.2%) in 1998 as compared to 1997. Of this decrease, approximately $251,000 and $262,000, respectively, were related to decreases in the volumes of oil and gas sold and approximately $441,000 and $439,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 13,302 barrels and 123,670 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from (i) the sale of several wells during 1997 and 1998 and (ii) normal declines in production. Average oil and gas prices decreased to $11.98 per barrel and $1.90 per Mcf, respectively, in 1998 from $18.84 per barrel and $2.12 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the I-E Partnership sold certain oil and gas properties in 1998 and recognized a $1,154,155 gain on such sales. Sales of oil and gas properties during 1997 resulted in the I-E Partnership recognizing similar gains totaling $120,840.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $264,306 (14.9%) in 1998 as compared to 1997. This decrease resulted primarily from (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and (iii) workover expenses incurred on several wells during 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 32.7% in 1998 from 29.5% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $27,597 (3.8%) in 1998 as compared to 1997. This increase resulted primarily from downward revisions in the estimates of remaining oil and gas reserves at December 31, 1998 on several significant wells, which increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 16.4% in 1998 from 12.1% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      The I-E Partnership recognized a non-cash charge against earnings of $547,048 in the fourth quarter of 1998. This charge was necessary due to the unamortized costs of one field exceeding the expected future cash flows from that field. During the first quarter of 1997, a non-cash charge of $291,690 was also recognized. Of this amount, $59,728 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $231,962 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the I-E Partnership's Partnership Agreement which limit the level of permissible drilling activity.

      General and administrative expenses decreased $9,384 (1.8%) in 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 11.2% in 1998 from 8.8% in 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31,
1998  totaling   $53,668,552  or  128.27%  of  the  Limited   Partners'  capital
contributions.

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

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $64,831 (3.8%) in 1997 as compared to 1996. This increase resulted primarily from workover or recompletion expenses incurred on four significant wells during 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 29.5% in 1997 from 28.4% in 1996. This percentage increase was primarily due to the dollar increase in oil and gas production expenses and the decrease in the average price of oil sold in 1997.

      Depreciation, depletion, and amortization of oil and gas properties decreased $112,826 (13.4%) in 1997 as compared to 1996. This decrease resulted primarily from upward revisions in the estimates of remaining gas reserves at December 31, 1997. As a percentage of oil and gas sales, this expense decreased to 12.1% in 1997 from 14.0% in 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization and the increase in the average price gas sold in 1997.

      The I-E Partnership recognized a non-cash charge against earnings of $291,690 in the first quarter of 1997. Of this amount, $59,728 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $231,962 was related to the writing-off of unproved properties. These unproved properties were written off based on the General Partner's determination that it is unlikely that such properties would be developed due to low oil and gas prices and provisions in the I-E Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.8% in both 1997 and 1996.

                                I-F Partnership
                                ---------------

                     Year Ended December 31, 1998 Compared
                        to Year Ended December 31, 1997
                     -------------------------------------

      Total oil and gas sales decreased $579,087 (28.6%) in 1998 as compared to 1997. Of this decrease, approximately $161,000 and $93,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $204,000 and $122,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 8,522 barrels and 41,061 Mcf, respectively, in 1998 as compared to 1997. The decrease in volumes of oil sold resulted primarily from (i) normal declines in production, (ii) the sale of several wells during 1997 and 1998, and (iii) the shutting-in of one significant well during 1998 for repairs. Average oil and gas prices decreased to $12.10 per barrel and $2.03 per Mcf, respectively, in 1998 from $18.85 per barrel and $2.26 per Mcf, respectively, in 1997.

      As discussed in "Liquidity and Capital Resources" below, the I-F Partnership sold certain oil and gas properties in 1998 and recognized a $380,920 gain on such sales. Sales of oil and gas properties during 1997 resulted in the I-F Partnership recognizing similar gains totaling $76,108.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $15,784 (2.3%) in 1998 as compared to 1997. This decrease resulted primarily from (i) a decrease in lease operating expenses associated with the decreases in volumes of oil and gas sold and (ii) a decrease in production taxes associated with the decrease in oil and gas sales, which decreases were partially offset by workover expenses incurred on several wells during 1998 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 46.3% in 1998 from 33.8% in 1997.
This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,146 (1.2%) in 1998 as compared to 1997. This decrease resulted primarily from the decreases in volumes of oil and gas sold, which decrease was partially offset by downward revisions in the estimates of remaining oil and gas reserves at December 31, 1998 on several significant wells. As a percentage of oil and gas sales, this expense increased to 17.7% in 1998 from 12.8% in 1997. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      The I-F Partnership recognized a non-cash charge against earnings of $382,925 in the fourth quarter of 1998. This charge was necessary due to the unamortized costs of one field exceeding the expected future cash flows from that field. During the first quarter of 1997, a non-cash charge of $114,631 was also recognized. Of this amount, $20,908 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $93,723 was related to the writing off of unproved properties. These unproved properties were written off based on the General Partner's determination that it was unlikely that such properties would be developed due to low oil and gas prices and provisions in the I-F
Partnership's Partnership Agreement which limit the level of permissible drilling activity.

      General and administrative expenses decreased $3,477 (1.9%) in 1998 as compared to 1997. As a percentage of oil and gas sales, these expenses increased to 12.3% in 1998 from 8.9% in 1997. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through December 31,
1998  totaling   $17,986,664  or  125.60%  of  the  Limited   Partners'  capital
contributions.


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

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $74,592 (9.8%) in 1997 as compared to 1996. This decrease resulted primarily from (i) the decrease in volumes of gas sold in 1997 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 33.8% in 1997 from 35.8% in 1996. This percentage decrease was primarily due to the decrease in oil and gas production expenses and the increase in the average price of gas sold in 1997.

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

      The I-F Partnership recognized a non-cash charge against earnings of $114,631 in the first quarter of 1997. Of this amount, $20,908 was related to the decline in oil and gas prices used to determine the recoverability of proved oil and gas reserves at March 31, 1997 and $93,723 was related to the writing off of unproved properties. These unproved properties were written off based on the General Partner's determination that it is unlikely that such properties would be developed due to low oil and gas prices and provisions in the I-F
Partnership's Partnership Agreement which limit the level of permissible drilling activity. No similar charges were necessary in 1996.

      General and administrative expenses remained relatively constant in 1997 as compared to 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 8.9% in 1997 and 8.6% in 1996.



      Average Sales Prices, Production Volumes and Average Production Costs

      The following tables are comparisons of the annual average oil and gas sales prices, production volumes, and average production costs (lease operating expenses and production taxes) per equivalent unit (one barrel of oil or six Mcf of gas) for 1998, 1997, and 1996. These factors comprise the change in net oil and gas operations discussed in the "Results of Operations" section above.

                             1998 Compared to 1997
                             ---------------------

                             Average Sales Prices
---------------------------------------------------------------------------
P/ship                 1998                    1997              % Change
------          ------------------      ------------------      -----------
                  Oil        Gas          Oil        Gas
                ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil    Gas
                -------    -------      -------    -------      ---   -----

 I-B            $12.43     $ 1.94       $18.99     $2.43        (35%) (20%)
 I-C             12.06       2.38        18.68      2.71        (35%) (12%)
 I-D             12.55       2.02        18.96      2.33        (34%) (13%)
 I-E             11.98       1.90        18.84      2.12        (36%) (10%)
 I-F             12.10       2.03        18.85      2.26        (36%) (10%)


                              Production Volumes
----------------------------------------------------------------------------
 P/ship            1998                    1997                  % Change
--------    --------------------    ---------------------    ---------------
              Oil         Gas        Oil           Gas        Oil       Gas
            (Bbls)       (Mcf)      (Bbls)        (Mcf)      (Bbls)    (Mcf)
            -------    ---------    -------     ---------    ------    -----

  I-B        1,344       115,502     2,277        129,776    (41%)     (11%)
  I-C       14,169       124,746    25,122        178,180    (44%)     (30%)
  I-D       11,249       456,195    18,760        510,113    (40%)     (11%)
  I-E       64,346     2,016,034    77,648      2,139,704    (17%)     ( 6%)
  I-F       30,203       530,040    38,725        571,101    (22%)     ( 7%)


                         Average Production Costs per
                           Equivalent Barrel of Oil
                    --------------------------------------
                    P/ship     1998      1997     % Change
                    ------    -----     -----     --------

                     I-B      $5.86     $5.70        3%
                     I-C       6.53      5.69       15%
                     I-D       2.69      2.84      ( 5%)
                     I-E       3.76      4.08      ( 8%)
                     I-F       5.64      5.11       10%

                             1997 Compared to 1996
                             ---------------------

                             Average Sales Prices
----------------------------------------------------------------------------
P/ship                 1997                    1996              % Change
------          ------------------      ------------------      ------------
                  Oil        Gas          Oil        Gas
                ($/Bbl)    ($/Mcf)      ($/Bbl)    ($/Mcf)      Oil    Gas
                -------    -------      -------    -------      ---   ------

 I-B            $18.99     $2.43        $21.14     $2.10        (10%)   16%
 I-C             18.68      2.71         20.13      2.76        ( 7%)  ( 2%)
 I-D             18.96      2.33         20.16      2.39        ( 6%)  ( 3%)
 I-E             18.84      2.12         19.83      2.08        ( 5%)    2%
 I-F             18.85      2.26         19.79      2.17        ( 5%)    4%


                              Production Volumes
----------------------------------------------------------------------------
 P/ship            1997                    1996                 % Change
--------    --------------------    ---------------------    ---------------
              Oil         Gas        Oil           Gas        Oil       Gas
            (Bbls)       (Mcf)      (Bbls)        (Mcf)      (Bbls)    (Mcf)
            -------    ---------    -------     ---------    ------    -----

  I-B        2,277       129,776     2,297        150,543     ( 1%)    (14%)
  I-C       25,122       178,180    27,537        226,820     ( 9%)    (21%)
  I-D       18,760       510,113    21,291        577,657     (12%)    (12%)
  I-E       77,648     2,139,704    70,998      2,206,082       9%     ( 3%)
  I-F       38,725       571,101    35,577        652,692       9%     (13%)


                         Average Production Costs per
                           Equivalent Barrel of Oil
                    --------------------------------------
                    P/ship     1997      1996     % Change
                    ------    -----     -----     --------

                     I-B      $5.70     $4.80          19%
                     I-C       5.69      3.70          54%
                     I-D       2.84      2.47          15%
                     I-E       4.08      3.89           5%
                     I-F       5.11      5.25         ( 3%)

      Liquidity and Capital Resources

      Net proceeds from operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. See "Item 5. Market for Units and Related Limited Partner Matters." The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved, or where methods are employed to permit more efficient recovery of reserves, thereby resulting in a positive economic impact. Assuming 1998 production levels for future years, the Partnerships' proved reserve quantities at December 31, 1998 would have the following remaining lives:

                  Partnership       Gas-Years      Oil-Years
                  -----------       ---------      ---------

                      I-B              8.9            5.5
                      I-C              5.0            1.2
                      I-D              3.6            3.4
                      I-E              4.7            5.0
                      I-F              5.7            5.0


      The Partnerships' available capital from the Limited Partners' subscriptions has been spent on oil and gas properties. The I-C Partnership incurred capital expenditures of $100,573 in 1997 primarily related to the recompletion of the Ratzlaff No. 2 well located in Major County, Oklahoma. The I-C Partnership has a 100% working interest in the Ratzlaff No. 2 well. During 1998, the third party operator of the State Lease 8191 No. 4 well in St. Bernard Parish, Louisiana charged the I-E and I-F Partnerships for capital expenditures of $768,063 and $537,644, respectively. These costs were allegedly incurred by the operator in drilling this well for the purpose of relieving pressure in another well which suffered a blowout during a workover attempt. This new well was completed as a producing gas well. For financial reporting purposes, these charges have been recorded as capital costs.

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

      The Partnerships sold certain oil and gas properties during 1997 and 1998. The sale of the Partnerships' properties was made by the General Partner after giving due consideration to both the offer price and the General Partner's estimate of the property's remaining proved reserves and future operating costs. Net proceeds from the sale of any such properties were included in the calculation of the Partnerships' cash distributions for the quarter immediately following the Partnerships' receipt of the proceeds. The amount of such proceeds from the sale of oil and gas properties during 1998 and 1997 were as follows:

                  Partnership    1998       1997
                  ----------- ----------  --------

                      I-B    $     -      $ 21,848
                      I-C         1,732     45,422
                      I-D       272,824     25,350
                      I-E     1,265,357    156,744
                      I-F       438,200     97,288

      The General Partner believes that the sale of these properties will be beneficial to the Partnerships in the long-term since the properties sold generally had a higher ratio of future operating expenses as compared to reserves than the properties not sold.

      There can be no assurance as to the amount of the Partnerships' future cash distributions. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. Even if prices and costs remain stable, the amount of cash available for distributions will decline over time (as the volume of production from producing properties declines) since the Partnerships are not replacing production through acquisitions of producing properties and drilling. The Partnerships' quantity of proved reserves has been reduced by the sale of oil and gas properties as described above; therefore, it is possible that the Partnerships' future cash distributions will decline as a result of a reduction of the Partnerships' reserve base.

      Pursuant to the terms of the Partnership Agreements, the Partnerships will terminate on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Annual Report the General Partner currently intends to extend the term of the I-D, I-E, and I-F Partnerships for the first two year extension period. With respect to the I-B and I-C Partnerships, it is the General Partner's current intent to let these Partnerships terminate on December 31, 1999 pursuant to the terms of their Partnership Agreements.

      The General Partner will, however, over the next several months evaluate all of the Partnerships' operations and then make a final determination as to whether to extend any of their terms.

It is anticipated that a final decision will be made during the fourth quarter of 1999.

      In the event any of the Partnerships are terminated pursuant to the Partnership Agreements, the Partnership's dissolution shall be effective on December 31, 1999. Pursuant to the terms of the Partnership Agreement, the dissolved Partnership would then be liquidated. The liquidation procedures under the Partnership Agreements provide that the General Partner shall sell the Partnership's properties and, in connection therewith, attempt to obtain the best price available for such properties. Pending such sales, the General Partner will continue to manage the Partnership's properties. It is anticipated that in the event of termination, the Partnership's properties would be sold through an auction process or negotiated transactions during the first half of 2000.

      Gain or loss realized on the sale of a dissolved Partnership's assets will be credited to (in the case of gain) or charged against (in the case of loss) each Partner's capital account to the extent allocable under the Partnership Agreement. In settling the Partners' accounts upon dissolution, the assets of the Partnership shall be paid out as follows: (i) to third party creditors; (ii) to the General Partner for any expenses of the Partnership paid by or payable to it to the extent it is entitled to reimbursement under the Partnership Agreement; (iii) to all of the Limited Partners in the amount equivalent to the amount of their positive capital account balances (as adjusted pursuant to the Partnership Agreement) on the date of distribution; (iv) to the General Partner in the amount equivalent to the amount of its positive capital account balance (as adjusted) on the date of distribution; and (v) the balance shall be paid to the Limited Partners and General Partner in the same percentage interests as cash distributions are payable under the Partnership Agreement. In addition, in the event that, following the final distribution, the General Partner has a deficit balance in its capital account balance, it shall contribute cash to the Partnership necessary to eliminate the deficit balance, which amount would be distributed to the other Partners to the extent of their remaining positive capital account balances.


      Inflation and Changing Prices

      Prices obtained for oil and gas production depend upon numerous factors, including the extent of domestic and foreign production, foreign imports of oil, market demand, domestic and foreign economic conditions in general, and governmental regulations and tax laws. The general level of inflation in the economy did not have a material effect on the operations of the Partnerships in 1998. Oil and gas prices have fluctuated during recent years and generally have not followed the same pattern as inflation. See "Item 2. Properties - Oil and Gas Production, Revenue, and Price History."

      Year 2000

                                  In General

      The Year 2000 Issue ("Y2K") refers to the inability of computer and other information technology systems to properly process date and time information, stemming from the earlier programming practice of using two digits rather than four to represent the year in a date. For example, computer programs and imbedded chips that are date sensitive may recognize a date using (00) as the year 1900 rather than the year 2000. The consequence of Y2K is that computer and imbedded processing systems may be at risk of malfunctioning, particularly during the transition from 1999 to 2000.

      The effects of Y2K are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Partnerships, Samson, and their vendors, customers, and business partners, as well as with regulators. The potential risks associated with Y2K for an oil and gas production company fall into three general areas: (i) financial, leasehold and administrative computer systems, (ii) imbedded systems in field process control units, and (iii) third party exposures. As discussed below, the General Partner does not believe that these risks will be material to the Partnerships' operations.

      The Partnerships' business is producing oil and gas. The day-to-day production of the Partnerships' oil and gas is not dependent on computers or equipment with imbedded chips. As further discussed below, management anticipates that the Partnerships' daily business activities will not be materially affected by Y2K.

      The Partnerships rely on Samson to provide all of its operational and administrative services on either a direct or indirect basis. Samson is addressing each of the three Y2K areas discussed above through a readiness process that seeks to:

      1.    increase the awareness of the issue among key employees;
      2.    identify areas of potential risk;
      3. assess the relative impact of these risks and Samson's ability to manage them; and
      4.    remediate these risks on a priority basis wherever possible.

      Samson Investment Company's Chief Financial Officer is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of February 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:

                     Financial and Administrative Systems

      1. Awareness. Samson has alerted its officers, managers and supervisors of Y2K issues and asked them to have their employees participate in the identification of potential Y2K risks which might otherwise go unnoticed by higher level employees and officers. As a result, awareness of the issue is considered high.

      2. Risk Identification. Samson's most significant financial and administrative systems exposure is the Y2K status of the accounting and land administration system used to collect and manage data for internal management decision making and for external revenue and accounts payable purposes. Other concerns include network hardware and software, desktop computing hardware and software, telecommunications, and office space readiness.

      3. Risk  Assessment.  The failure to identify  and correct a material  Y2K problem could result in inaccurate or untimely financial information for management decision-making or cash flow and payment purposes, including maintaining oil and gas leases.

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 1st quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than March 31, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Partnerships.

      5. Contingency Planning. Notwithstanding the foregoing, should there be significant unanticipated disruptions in Samson's financial and administrative systems, all of the accounting processes that are currently automated will need to be performed manually. Samson will consider in the second half of 1999 its options with respect to contingency arrangements for temporary staffing to accommodate such situations.

                               Imbedded Systems

      1. Awareness. Samson's Y2K program has involved all levels of field personnel from production foremen and higher. Employees at all levels of the organization have been asked to participate in the identification of potential Y2K risks, which might otherwise go unnoticed by higher level employees and officers of Samson, and as a result, awareness of the issue is considered high.

      2. Risk Identification. Samson has inventoried all possible exposures to imbedded chips and systems. Such exposures can be classified as either (i) oil and gas production and processing equipment or (ii) office machines such as faxes, copiers, phones, etc.

      With respect to oil and gas production and processing equipment, neither Samson nor the Partnerships operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these are in the process of being tested by the respective vendors and are expected to be Y2K compliant or replaced no later than May 30, 1999. Oil and gas production related to such equipment is very minor with respect to the entire Samson group, and, in fact, the Partnerships' production may not use such equipment at all.

      Office machines are currently being tested by Samson and vendors. It is expected that such machines will be made compliant or replaced no later than March 31, 1999.

      3. Risk Assessment and Remediation. The failure to identify and correct a material Y2K problem in an imbedded system could result in outcomes ranging from errors in data reporting to curtailments or shutdowns in production. As noted above, Samson has identified less than 10 imbedded system applications that may have a Y2K problem. None of these applications are believed to be material to Samson or the Partnerships. Once identified, assessed and prioritized, Samson intends to test and upgrade imbedded components and systems in field process control units deemed to pose the greatest risk of significant non-compliance and capable of testing. Samson believes that sufficient manual processes are available to minimize any such field level risk and that there will be no material impact on the Partnerships with respect to these applications.

      4. Contingency Planning. Should material production disruptions occur as a result of Y2K failures in field operations, Samson will utilize its existing field personnel in an attempt to avoid any material impact on operating cash flow. Samson is not able to quantify any potential exposure in the event of systems failure or inadequate manual alternatives.

                            Third Party Exposures

      1. Awareness. Samson has advised management to consider Y2K implications with its outside vendors, customers, and business partners. Management has been asked to participate in the identification of potential third party Y2K risks and, as a result, awareness of the issue is considered high.

      2. Risk Identification. Samson's most significant third party Y2K exposure is its dependence on third parties for the receipt of revenues from oil and gas sales. However, virtually all of these purchasers are very large and sophisticated companies. Other Y2K concerns include the availability of electric power to Samson's field operations, the integrity of telecommunication systems, and the readiness of commercial banks to execute electronic fund transfers.

      3. Risk Assessment. Because of the high awareness of the Y2K problem in the U.S., Samson has not undertaken and does not plan to undertake a formal company wide plan to make inquiries of third parties on the subject of Y2K readiness. If it did so, Samson has no ability to require responses to such inquiries or to independently verify their accuracy. Samson has, however, received oral assurances from its significant oil and gas purchasers of Y2K compliance. If significant disruptions from major purchasers were to occur, however, there could be a material and adverse impact on the Partnerships' results of operations, liquidity, and financial conditions.

      It is important to note that third party oil and gas purchasers have significant incentives to avoid disruptions arising from a Y2K failure. For example, most of these parties are under contractual obligations to purchase oil and gas or disperse revenues to Samson. The failure to do so will result in contractual and statutory penalties. Therefore, the General Partner believes that it is unlikely that there will be material third party non-compliance with purchase and remittance obligations as a result of Y2K issues.

      4. Remediation. Where Samson perceives significant risk of Y2K non-compliance that may have a material impact on it, and where the relationship between Samson and a vendor, customer, or business partner permits, joint testing may be undertaken during 1999 to further identify these risks.

      5. Contingency Planning. In the unlikely event that material production disruptions occur as a result of Y2K failures of third parties, the Partnerships' operating cash flow could be impacted. This contingency will be factored into deliberations on the level of quarterly cash distributions paid out during any such period of cash flow disruption.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Partnerships do not hold any market risk sensitive instruments.

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

            Name        Age    Position with Geodyne
      ----------------  ---   --------------------------------
      Dennis R. Neill    46   President and Director

      Judy K. Fox        47   Secretary

The director will hold office until the next annual meeting of shareholders of Geodyne and until his successor has been duly elected and qualified. All executive officers serve at the discretion of the Board of Directors.

      Dennis R. Neill joined Samson in 1981, was named Senior Vice President and Director of Geodyne on March 3, 1993, and was named President of Geodyne and its subsidiaries on June 30, 1996. Prior to joining Samson, he was associated with a Tulsa law firm, Conner and Winters, where his principal practice was in the securities area. He received a Bachelor of Arts degree in political science from Oklahoma State University and a Juris Doctorate degree from the University of Texas. Mr. Neill also serves as Senior Vice President of Samson Investment Company and as President and Director of Samson Properties Incorporated, Samson Hydrocarbons Company, Dyco Petroleum Corporation, Berry Gas Company, Circle L Drilling Company, Snyder Exploration Company, and Compression, Inc.

      Judy K. Fox joined Samson in 1990 and was named Secretary of Geodyne and its subsidiaries on June 30, 1996. Prior to joining Samson, she served as Gas Contract Manager for Ely Energy Company. Ms. Fox is also Secretary of Berry Gas Company, Circle L Drilling Company, Compression, Inc., Dyco Petroleum Corporation, Samson Hydrocarbons Company, Snyder Exploration Company, and Samson Properties Incorporated.

      Section 16(a) Beneficial Ownership Reporting Compliance

      To the knowledge of the Partnerships and the General Partner, there were no officers, directors, or ten percent owners who were delinquent filers during 1998 of reports required under Section 16 of the Securities Exchange Act of 1934.


ITEM 11.    EXECUTIVE COMPENSATION

      The General Partner and its affiliates are reimbursed for actual general and administrative costs and operating costs incurred and attributable to the conduct of the business affairs and operations of the Partnerships, computed on a cost basis, determined in accordance with generally accepted accounting principles. Such reimbursed costs and expenses allocated to the Partnerships include office rent, secretarial, employee compensation and benefits, travel and communication costs, fees for professional services, and other items generally classified as general or administrative expense. The amount of general and administrative expense allocated to the General Partner and its affiliates which was charged to each Partnership for 1998, 1997, and 1996 is set forth in the table below. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amount charged to the Partnerships have not fluctuated every year due to expense limitations imposed by the Partnership Agreements.

            Partnership         1998          1997         1996
            -----------       --------      --------     --------
                I-B           $ 38,438      $ 45,252     $ 45,252
                I-C             74,761        93,058       93,550
                I-D             79,944        79,944       79,944
                I-E            464,880       464,880      464,880
                I-F            159,120       159,120      159,120

      None of the officers or directors of the General Partner receive compensation directly from the Partnerships. The Partnerships reimburse the General Partner or its affiliates for that portion of such officers' and directors' salaries and expenses attributable to time devoted by such individuals to the Partnerships' activities. The following tables indicate the approximate amount of general and administrative expense reimbursement attributable to the salaries of the directors, officers, and employees of the General Partner and its affiliates during 1998, 1997, and 1996:



                                                      Salary Reimbursement
                                                        I-B Partnership
                                                        ---------------
                                              Three Years Ended December 31, 1998

                                                                      Long Term Compensation
                                                               ------------------------------------
                                   Annual Compensation                 Awards             Payouts
                              ----------------------------     -----------------------   ----------
                                                                              Securi-
                                                    Other                      ties                      All
  Name                                              Annual     Restricted     Under-                    Other
   and                                             Compen-       Stock        lying         LTIP        Compen-
Principal                     Salary       Bonus   sation       Award(s)     Options/      Payouts      sation
Position              Year      ($)         ($)      ($)          ($)         SARs(#)        ($)          ($)
---------------       ----    -------     -------   -------    ----------    ---------     --------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)         1996      -           -         -           -              -            -            -

Dennis R. Neill,
President(2)(3)       1996      -           -         -           -              -            -            -
                      1997      -           -         -           -              -            -            -
                      1998      -           -         -           -              -            -            -

All Executive
Officers,
Directors,
and Employees
as a group(4)         1996    $26,472       -         -           -              -            -            -
                      1997    $27,034       -         -           -              -            -            -
                      1998    $26,780       -         -           -              -            -            -

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




                                                      Salary Reimbursement
                                                        I-C Partnership
                                                        ---------------
                                              Three Years Ended December 31, 1998

                                                                      Long Term Compensation
                                                               ------------------------------------
                                   Annual Compensation                 Awards             Payouts
                              ----------------------------     -----------------------   ----------
                                                                              Securi-
                                                    Other                      ties                      All
  Name                                              Annual     Restricted     Under-                    Other
   and                                             Compen-       Stock        lying         LTIP        Compen-
Principal                     Salary       Bonus   sation       Award(s)     Options/      Payouts      sation
Position              Year      ($)         ($)      ($)          ($)         SARs(#)        ($)          ($)
---------------       ----    -------     -------   -------    ----------    ---------     --------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)         1996      -           -         -           -              -            -            -

Dennis R. Neill,
President(2)(3)       1996      -           -         -           -              -            -            -
                      1997      -           -         -           -              -            -            -
                      1998      -           -         -           -              -            -            -
All Executive
Officers,
Directors,
and Employees
as a group(4)         1996    $54,727       -         -           -              -            -            -
                      1997    $55,593       -         -           -              -            -            -
                      1998    $55,350       -         -           -              -            -            -
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





                                                      Salary Reimbursement
                                                        I-D Partnership
                                                        ---------------
                                              Three Years Ended December 31, 1998

                                                                      Long Term Compensation
                                                               ------------------------------------
                                   Annual Compensation                 Awards             Payouts
                              ----------------------------     -----------------------   ----------
                                                                              Securi-
                                                    Other                      ties                      All
  Name                                              Annual     Restricted     Under-                    Other
   and                                             Compen-       Stock        lying         LTIP        Compen-
Principal                     Salary       Bonus   sation       Award(s)     Options/      Payouts      sation
Position              Year      ($)         ($)      ($)          ($)         SARs(#)        ($)          ($)
---------------       ----    -------     -------   -------    ----------    ---------     --------     -------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)         1996      -           -         -           -              -            -            -

Dennis R. Neill,
President(2)(3)       1996      -           -         -           -              -            -            -
                      1997      -           -         -           -              -            -            -
                      1998      -           -         -           -              -            -            -
All Executive
Officers,
Directors,
and Employees
as a group(4)         1996    $46,767       -         -           -              -            -            -
                      1997    $47,759       -         -           -              -            -            -
                      1998    $47,311       -         -           -              -            -            -
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





                                                     Salary Reimbursement
                                                        I-E Partnership
                                                        ---------------
                                              Three Years Ended December 31, 1998

                                                                      Long Term Compensation
                                                               ------------------------------------
                                   Annual Compensation                 Awards             Payouts
                              ----------------------------     -----------------------   ----------
                                                                              Securi-
                                                    Other                      ties                      All
  Name                                              Annual     Restricted     Under-                    Other
   and                                             Compen-       Stock        lying         LTIP        Compen-
Principal                     Salary       Bonus   sation       Award(s)     Options/      Payouts      sation
Position              Year      ($)         ($)      ($)          ($)         SARs(#)        ($)          ($)
---------------       ----    -------     -------   -------    ----------    ---------     --------     ------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)         1996       -          -         -           -              -            -            -

Dennis R. Neill,
President(2)(3)       1996       -          -         -           -              -            -            -
                      1997       -          -         -           -              -            -            -
                      1998       -          -         -           -              -            -            -
All Executive
Officers,
Directors,
and Employees
as a group(4)         1996    $271,955      -         -           -              -            -            -
                      1997    $277,719      -         -           -              -            -            -
                      1998    $275,116      -         -           -              -            -            -
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






                                                     Salary Reimbursement
                                                        I-F Partnership
                                                        ---------------
                                              Three Years Ended December 31, 1998

                                                                      Long Term Compensation
                                                               ------------------------------------
                                   Annual Compensation                 Awards             Payouts
                              ----------------------------     -----------------------   ----------
                                                                              Securi-
                                                    Other                      ties                      All
  Name                                              Annual     Restricted     Under-                    Other
   and                                             Compen-       Stock        lying         LTIP        Compen-
Principal                     Salary       Bonus   sation       Award(s)     Options/      Payouts      sation
Position              Year      ($)         ($)      ($)          ($)         SARs(#)        ($)          ($)
---------------       ----    -------     -------   -------    ----------    ---------     --------     ------
C. Philip
Tholen,
President,
Chief Executive
Officer(1)(2)         1996      -           -         -           -              -            -            -

Dennis R. Neill,
President(2)(3)       1996      -           -         -           -              -            -            -
                      1997      -           -         -           -              -            -            -
                      1998      -           -         -           -              -            -            -

All Executive
Officers,
Directors,
and Employees
as a group(4)         1996    $93,085       -         -           -              -            -            -
                      1997    $95,058       -         -           -              -            -            -
                      1998    $94,167       -         -           -              -            -            -
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

      Samson maintains necessary inventories of new and used field equipment. Samson may have provided some of this equipment for wells in which the Partnerships have an interest. This equipment was provided at prices or rates equal to or less than those normally charged in the same or comparable geographic area by unaffiliated persons or companies dealing at arm's length. The operators of these wells billed the Partnerships for a portion of such costs based upon the Partnerships' interest in the well.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as to the beneficial ownership of the Units as of February 1, 1999 by (i) each beneficial owner of more than five percent of the issued and outstanding Units, (ii) the directors and officers of the General Partner, and (iii) the General Partner and its affiliates. The address of each of such persons is Samson Plaza, Two West Second Street, Tulsa, Oklahoma 74103.


                                                     Number of Units
                                                       Beneficially
                                                      Owned (Percent
          Beneficial Owner                           of Outstanding)
------------------------------------                ------------------

I-B Partnership:
---------------
  Samson Resources Company                          3,064       (25.6%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                  3,064       (25.6%)

I-C Partnership:
---------------
  Samson Resources Company                          1,038       (11.7%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                  1,038       (11.7%)

I-D Partnership:
---------------
  Samson Resources Company                            843       (11.7%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                    843       (11.7%)

I-E Partnership:
---------------
  Samson Resources Company                          6,604       (15.8%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                  6,604       (15.8%)

I-F Partnership:
---------------
  Samson Resources Company                          2,549       (17.8%)

  All affiliates, directors,
   and officers of the General
   Partner as a group and
   the General Partner (4 persons)                  2,549       (17.8%)

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

      The General Partner does not devote all of its time, efforts, and personnel exclusively to the Partnerships. Furthermore, the Partnerships do not have any employees, but instead rely on the personnel of Samson. The Partnerships thus compete with Samson (including other oil and gas partnerships) for the time and resources of such personnel. Samson devotes such time and personnel to the management of the Partnerships as are indicated by the circumstances and as are consistent with the General Partner's fiduciary duties.

      Affiliates of the Partnerships are solely responsible for the negotiation, administration, and enforcement of oil and gas sales agreements covering the Partnerships' leasehold interests. Because affiliates of the Partnerships who provide services to the Partnerships have fiduciary or other duties to other members of Samson, contract amendments and negotiating positions taken by them in their effort to enforce contracts with purchasers may not necessarily represent the positions that the Partnerships would take if they were to administer their own contracts without involvement with other members of Samson. On the other hand, management believes that the Partnerships' negotiating strength and contractual positions have been enhanced by virtue of their affiliation with Samson.

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

                  as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 are filed as part of this report:

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

                  4.2 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-B, filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

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

            *     23.2  Consent of Ryder  Scott  Company  Petroleum  Engineers
                        for Geodyne Energy Income Limited Partnership I-C.

            *     23.3  Consent of Ryder  Scott  Company  Petroleum  Engineers
                        for Geodyne Energy Income Limited Partnership I-D.

            *     23.4  Consent of Ryder  Scott  Company  Petroleum  Engineers
                        for Geodyne Energy Income Limited Partnership I-E.

            *     23.5  Consent of Ryder  Scott  Company  Petroleum  Engineers
                        for Geodyne Energy Income Limited Partnership I-F.

            *     27.1  Financial Data  Schedule containing   summary  financial
                        information  extracted  from  the Geodyne Energy  Income
                        Limited Partnership I-B's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

            *     27.2  Financial Data  Schedule  containing  summary  financial information extracted from the Geodyne Energy Income Limited Partnership I-C's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

            *     27.3  Financial Data  Schedule  containing  summary  financial information extracted from the Geodyne Energy Income Limited Partnership I-D's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

            *     27.4  Financial Data Schedule  containing   summary  financial
                        information  extracted  from the Geodyne  Energy  Income
                        Limited Partnership I-E's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

            *    27.5   Financial Data Schedule   ontaining   summary  financial
                        information  extracted  from the Geodyne  Energy  Income
                        Limited Partnership I-F's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

                  All other Exhibits are omitted as inapplicable.

                  ----------------------

                  *Filed herewith.

      (b) Reports on Form 8-K filed during the fourth quarter of 1998:

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


                                       February 25, 1999

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

By:   /s/Dennis R. Neill        President and            February 25, 1999
      -------------------       Director (Principal
         Dennis R. Neill        Executive Officer)

      /s/Patrick M. Hall        (Principal               February 25, 1999
      -------------------       Financial and
         Patrick M. Hall        Accounting Officer)

      /s/Judy K. Fox            Secretary                February 25, 1999
      -------------------
         Judy K. Fox

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
GEODYNE PRODUCTION PARTNERSHIP I-B

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-B, an Oklahoma limited partnership, and Geodyne Production Partnership I-B, an Oklahoma general partnership, at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 12, 1999

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                             Combined Balance Sheets
                           December 31, 1998 and 1997

                                     ASSETS
                                     ------
                                                    1998         1997
                                                ------------   ---------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 20,930       $ 77,028
   Accounts receivable:
      Oil and gas sales                            18,364         53,389
   Accounts receviable -
      General Partner (Note 1)                      6,814           -
                                                  -------        -------
      Total current assets                       $ 46,108       $130,417

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  275,445        327,137

DEFERRED CHARGE                                    74,248         99,262
                                                  -------        -------
                                                 $395,801       $556,816
                                                  =======        =======

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                              $ 24,273       $  9,366
   Gas imbalance payable                             -             3,116
                                                  -------        -------
      Total current liabilities                  $ 24,273       $ 12,482

ACCRUED LIABILITY                                $ 23,490       $ 22,520

PARTNERS' CAPITAL (DEFICIT):
   General Partner                              ($107,999)     ($103,542)
   Limited Partners, issued and
      outstanding, 11,958 Units                   456,037        625,356
                                                  -------        -------
      Total Partners' capital                    $348,038       $521,814
                                                  -------        -------
                                                 $395,801       $556,816
                                                  =======        =======





              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                        Combined Statements of Operations
              For the Years Ended December 31, 1998, 1997, and 1996


                                          1998          1997         1996
                                       ----------    ----------   ----------

REVENUES:
   Oil and gas sales                    $241,164      $358,282     $364,052
   Interest income                         1,389           824          327
   Gain (loss) on sale of oil
      and gas properties               (     106)       17,912          598
                                         -------       -------      -------
                                        $242,447      $377,018     $364,977
COSTS AND EXPENSES:
   Lease operating                      $106,462      $111,961     $112,778
   Production tax                         14,298        24,339       18,557
   Depreciation, depletion,
      and amortization of oil
      and gas properties                  51,948        69,696       63,333
   Impairment provision                     -           19,726         -
   General and administrative             53,224        62,224       63,108
                                         -------       -------      -------
                                        $225,932      $287,946     $257,776
                                         -------       -------      -------
NET INCOME                              $ 16,515      $ 89,072     $107,201
                                         =======       =======      =======

GENERAL PARTNER -
   NET INCOME                           $  2,834      $  7,989     $  7,877
                                         =======       =======      =======

LIMITED PARTNERS - NET
  INCOME                                $ 13,681      $ 81,083     $ 99,324
                                         =======       =======      =======

NET INCOME per Unit                     $   1.14      $   6.78     $   8.31
                                         =======       =======      =======

UNITS OUTSTANDING                         11,958        11,958       11,958
                                         =======       =======      =======







              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1998, 1997, and 1996

                                    Limited        General
                                   Partners        Partner         Total
                                 ------------     ---------       ---------

Balance, Dec. 31, 1995            $636,949        ($104,724)      $532,225
   Net income                       99,324            7,877        107,201
   Cash distributions            (  78,000)       (   5,679)     (  83,679)
                                  --------          -------        -------

Balance, Dec. 31, 1996            $658,273        ($102,526)      $555,747
   Net income                       81,083            7,989         89,072
   Cash distributions            ( 114,000)       (   9,005)     ( 123,005)
                                   -------          -------        -------

Balance, Dec. 31, 1997            $625,356        ($103,542)      $521,814
   Net income                       13,681            2,834         16,515
   Cash distributions            ( 183,000)       (   7,291)     ( 190,291)
                                   -------          -------        -------

Balance, Dec. 31, 1998            $456,037        ($107,999)      $348,038
                                   =======          =======        =======

              The accompanying notes are an integral part of these
                         combined financial statements.






                       GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 1998, 1997, and 1996

                                                  1998           1997           1996
                                               ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                $ 16,515       $ 89,072       $107,201
      Adjustments to reconcile net
         income to net cash
         provided by operating activities:
         Depreciation, depletion, and
            amortization of oil and gas
            properties                            51,948         69,696         63,333
         Impairment provision                       -            19,726           -
         (Gain) loss on sale of oil
            and gas properties                       106      (  17,912)     (     598)
         (Increase) decrease in
            accounts receivable
            - oil and gas sales                   35,025          1,247      (  16,183)
         (Increase) decrease in
            accounts receivable
            -General Partner                   (   6,814)          -             4,074
         (Increase) decrease in
            deferred charge                       25,014         22,088      (  23,072)
         Increase (decrease) in
            accounts payable                      14,907      (   7,932)         9,639
         Decrease in gas
            imbalance payable                  (   3,116)     (   1,866)     (  69,001)
         Increase (decrease) in
            accrued Liability                        970      (   8,590)     (   3,063)
                                                 -------        -------        -------
      Net cash provided by operating
         activities                             $134,555       $165,529       $ 72,330
                                                 -------        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                     ($    362)     ($  1,149)     ($    445)
      Proceeds from sale of oil and
         gas properties                             -            21,848            598
                                                 -------        -------        -------
      Net cash provided (used) by
         investing activities                  ($    362)      $ 20,699       $    153
                                                 -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions                       ($190,291)     ($123,005)     ($ 83,679)
                                                 -------        -------        -------
      Net cash used by financing
         activities                            ($190,291)     ($123,005)     ($ 83,679)
                                                 -------        -------        -------







NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                     ($ 56,098)      $ 63,223      ($ 11,196)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                         77,028         13,805         25,001
                                                 -------        -------        -------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                             $ 20,930       $ 77,028       $ 13,805
                                                 =======        =======        =======

              The accompanying notes are an integral part of these
                         combined financial statements.



                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
GEODYNE PRODUCTION PARTNERSHIP I-C

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-C, an Oklahoma limited partnership, and Geodyne Production Partnership I-C, an Oklahoma general partnership, at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 12, 1999

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                             Combined Balance Sheets
                           December 31, 1998 and 1997

                                     ASSETS
                                     ------

                                                    1998            1997
                                                  ---------       ---------
CURRENT ASSETS:
   Cash and cash equivalents                       $ 33,065        $141,699
   Accounts receivable:
      Oil and gas sales                              51,790         130,355
      General Partner (Note 1)                       18,767            -
                                                    -------         -------
      Total current assets                         $103,622        $272,054

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                    175,640         334,734

DEFERRED CHARGE                                      80,059         110,943
                                                    -------         -------
                                                   $359,321        $717,731
                                                    =======         =======

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                $ 13,520        $ 22,321

ACCRUED LIABILITY                                  $ 12,927        $ 18,103

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                ($ 96,039)      ($ 89,189)
   Limited Partners, issued and
      outstanding, 8,885 Units                      428,913         766,496
                                                    -------         -------
      Total Partners' capital                      $332,874        $677,307
                                                    -------         -------
                                                   $359,321        $717,731
                                                    =======         =======

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                        Combined Statements of Operations
              For the Years Ended December 31, 1998, 1997, and 1996


                                        1998          1997          1996
                                      --------     --------       ---------

REVENUES:
   Oil and gas sales                 $467,230      $951,678     $1,181,096
   Interest income                      2,583         3,737          6,501
   Gain (loss)on sale of
      oil and gas properties            1,096        24,387    (    41,696)
                                      -------       -------      ---------
                                     $470,909      $979,802     $1,145,901
COSTS AND EXPENSES:
   Lease operating                   $198,900      $249,590     $  172,009
   Production tax                      29,238        62,151         69,689
   Depreciation, depletion,
      and amortization of oil
      and gas properties              158,458        58,048         58,370
   Impairment provision                  -            4,679           -
   General and administrative          85,759       106,274        107,144
                                      -------       -------     ----------
                                     $472,355      $480,742     $  407,212
                                      -------       -------      ---------
NET INCOME (LOSS)                   ($  1,446)     $499,060     $  738,689
                                      =======       =======      =========

GENERAL PARTNER - NET INCOME         $  6,137      $ 27,253     $   38,944
                                      =======       =======      =========

LIMITED PARTNERS - NET INCOME
   (LOSS)                           ($  7,583)     $471,807     $  699,745
                                      =======       =======      =========

NET INCOME (LOSS) per Unit          ($    .85)     $  53.10     $    78.76
                                      =======       =======      =========

UNITS OUTSTANDING                       8,885         8,885          8,885
                                      =======       =======      =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1998, 1997, and 1996


                                      Limited       General
                                     Partners       Partner        Total
                                   ------------    ---------   ------------

Balance, Dec. 31, 1995              $800,944       ($66,308)    $734,636
   Net income                        699,745         38,944      738,689
   Cash distributions              ( 663,000)      ( 58,135)   ( 721,135)
                                     -------         ------      -------

Balance, Dec. 31, 1996              $837,689       ($85,499)    $752,190
   Net income                        471,807         27,253      499,060
   Cash distributions              ( 543,000)      ( 30,943)   ( 573,943)
                                     -------         ------      -------

Balance, Dec. 31, 1997              $766,496       ($89,189)    $677,307
   Net income (loss)               (   7,583)         6,137    (   1,446)
   Cash distributions              ( 330,000)      ( 12,987)   ( 342,987)
                                     -------         ------      -------

Balance, Dec. 31, 1998              $428,913       ($96,039)    $332,874
                                     =======         ======      =======

              The accompanying notes are an integral part of these
                         combined financial statements.






                       GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 1998, 1997, and 1996

                                                    1998          1997          1996
                                                 ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                             ($  1,446)     $499,060      $738,689
   Adjustments to reconcile net
      income (loss) to net cash
      provided by operating activities:
      Depreciation, depletion, and
         amortization of oil and gas
         properties                                158,458        58,048        58,370
      Impairment provision                            -            4,679          -
      (Gain) loss on sale of oil
         and gas properties                      (   1,096)    (  24,387)       41,696
      (Increase) decrease in
         accounts receivable
         - oil and gas sales                        78,565        32,951     (   1,734)
      (Increase) decrease in
         accounts receivable
         - General Partner                       (  18,767)       14,922         3,182
      (Increase) decrease in
         deferred charge                            30,884     (  44,061)    (  27,425)
      Increase (decrease) in
         accounts payable                        (   8,801)        5,427           113
      Decrease in gas
         imbalance payable                            -             -        (  13,021)
      Increase (decrease) in
         accrued liability                       (   5,176)        5,717     (   3,246)
                                                   -------       -------       -------
   Net cash provided by operating
      activities                                  $232,621      $552,356      $796,624
                                                   -------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                           $   -        ($100,573)    ($  1,039)
   Proceeds from sale of oil and
      gas properties                                 1,732        45,422        28,172
                                                   -------       -------       -------
   Net cash provided (used) by
      investing activities                        $  1,732     ($ 55,151)     $ 27,133
                                                   -------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                             ($342,987)    ($573,943)    ($721,135)
                                                   -------       -------       -------
   Net cash used by financing
      activities                                 ($342,987)    ($573,943)    ($721,135)
                                                   -------       -------       -------






NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                          ($108,634)    ($ 76,738)     $102,622

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             141,699       218,437       115,815
                                                   -------       -------       -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $ 33,065      $141,699      $218,437
                                                   =======       =======       =======

              The accompanying notes are an integral part of these
                         combined financial statements.



                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
GEODYNE PRODUCTION PARTNERSHIP I-D

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-D, an Oklahoma limited partnership, and Geodyne Production Partnership I-D, an Oklahoma general partnership, at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 12, 1999

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                             Combined Balance Sheets
                           December 31, 1998 and 1997

                                     ASSETS
                                     ------

                                                  1998            1997
                                               -----------     ----------
CURRENT ASSETS:
   Cash and cash equivalents                    $167,361        $  274,109
   Accounts receivable:
      Oil and gas sales                          134,477           256,001
                                                 -------         ---------
      Total current assets                      $301,838        $  530,110

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 605,793           714,156

DEFERRED CHARGE                                   66,062           104,793
                                                 -------         ---------
                                                $973,693        $1,349,059
                                                 =======         =========

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  9,270        $   31,310
   Gas imbalance payable                          43,521            39,971
                                                 -------         ---------
      Total current liabilities                 $ 52,791        $   71,281

ACCRUED LIABILITY                               $ 14,456        $   14,345

PARTNERS' CAPITAL:
   General Partner                             ($ 53,161)      ($   27,560)
   Limited Partners, issued and
      outstanding, 7,195 Units                   959,607         1,290,993
                                                 -------         ---------
      Total Partners' capital                   $906,446        $1,263,433
                                                 -------         ---------
                                                $973,693        $1,349,059
                                                 =======         =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        Combined Statements of Operations
              For the Years Ended December 31, 1998, 1997, and 1996


                                       1998           1997           1996
                                    -----------    -----------    ----------
REVENUES:
   Oil and gas sales                 $1,061,235    $1,545,097     $1,812,568
   Interest income                       11,601        10,558         11,473
   Gain on sale of oil and
       gas properties                   260,624        24,113         41,516
                                      ---------     ---------      ---------
                                     $1,333,460    $1,579,768     $1,865,557
COSTS AND EXPENSES:
   Lease operating                   $  162,006    $  183,675     $  175,311
   Production tax                        72,475       110,675        115,537
   Depreciation, depletion,
      and amortization of oil
      and gas properties                 97,974       112,862        148,467
   Impairment provision                    -           61,790           -
   General and administrative            89,722        91,372         92,138
                                      ---------    ----------      ---------
                                     $  422,177    $  560,374     $  531,453
                                      ---------     ---------      ---------
NET INCOME                           $  911,283    $1,019,394     $1,334,104
                                      =========     =========      =========

GENERAL PARTNER -
   NET INCOME                        $  148,669    $  173,924     $  219,180
                                      =========     =========      =========

LIMITED PARTNERS - NET INCOME        $  762,614    $  845,470     $1,114,924
                                      =========     =========      =========

NET INCOME per Unit                  $   105.99    $   117.51     $   154.96
                                      =========     =========      =========

UNITS OUTSTANDING                         7,195         7,195          7,195
                                      =========     =========      =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1998, 1997, and 1996


                                    Limited         General
                                   Partners         Partner        Total
                                 ------------     ----------   ------------

Balance, Dec. 31, 1995            $1,460,599       $ 17,993     $1,478,592
   Net income                      1,114,924        219,180      1,334,104
   Cash distributions            ( 1,035,000)     ( 241,421)   ( 1,276,421)
                                   ---------        -------      ---------

Balance, Dec. 31, 1996            $1,540,523      ($  4,248)    $1,536,275
   Net income                        845,470        173,924      1,019,394
   Cash distributions            ( 1,095,000)     ( 197,236)   ( 1,292,236)
                                   ---------        -------      ---------

Balance, Dec. 31, 1997            $1,290,993      ($ 27,560)    $1,263,433
   Net income                        762,614        148,669        911,283
   Cash distributions            ( 1,094,000)     ( 174,270)   ( 1,268,270)
                                   ---------        -------      ---------

Balance, Dec. 31, 1998            $  959,607      ($ 53,161)    $  906,446
                                   =========        =======      =========

              The accompanying notes are an integral part of these
                         combined financial statements.






                       GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 1998, 1997, and 1996

                                                1998            1997            1996
                                             -----------     ----------     ----------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                                 $  911,283     $1,019,394     $1,334,104
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties                       97,974        112,862        148,467
      Impairment provision                          -            61,790           -
      Gain on sale of oil and
         gas properties                      (   260,624)   (    24,113)   (    41,516)
      (Increase) decrease in
         accounts receivable -
        oil and gas sales                        121,524         50,856    (    82,001)
      (Increase) decrease in
         deferred charge                          38,731    (     6,778)        15,475
      Increase (decrease) in
         accounts payable                    (    22,040)        16,025    (    15,464)
      Increase (decrease) in gas
         imbalance payable                         3,550          3,284    (    30,443)
      Increase (decrease) in accrued
         liability                                   111    (     2,471)   (     1,154)
                                               ---------      ---------      ---------
   Net cash provided by
      operating activities                    $  890,509     $1,230,849     $1,327,468
                                               ---------      ---------      ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                      ($    1,811)   ($   34,805)   ($   10,930)
   Proceeds from sale of
      oil and gas properties                     272,824         25,350         59,168
                                               ---------      ---------      ---------
   Net cash provided (used)
      by investing activities                 $  271,013    ($    9,455)    $   48,238
                                               ---------      ---------      ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                        ($1,268,270)   ($1,292,236)   ($1,276,421)
                                               ---------      ---------      ---------
   Net cash used by financing
      activities                             ($1,268,270)   ($1,292,236)   ($1,276,421)
                                               ---------      ---------      ---------






NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                 ($  106,748)   ($   70,842)    $   99,285

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                        274,109        344,951        245,666
                                               ---------      ---------      ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                           $  167,361     $  274,109     $  344,951
                                               =========      =========      =========

              The accompanying notes are an integral part of these
                         combined financial statements.



                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
GEODYNE PRODUCTION PARTNERSHIP I-E

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-E, an Oklahoma limited partnership, and Geodyne Production Partnership I-E, an Oklahoma general partnership, at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 12, 1999

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             Combined Balance Sheets
                           December 31, 1998 and 1997

                                     ASSETS
                                     ------

                                                   1998            1997
                                               -------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $   12,003      $  827,775
   Accounts receivable:
      Oil and gas sales                            651,445         994,354
      Other                                           -             69,917
                                                 ---------       ---------
      Total current assets                      $  663,448      $1,892,046

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 4,191,663       4,844,378

DEFERRED CHARGE                                    570,545         750,369
                                                 ---------       ---------
                                                $5,425,656      $7,486,793
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                             $  209,486      $  257,524
   Gas imbalance payable                           115,808         135,884
                                                 ---------       ---------
      Total current liabilities                 $  325,294      $  393,408

ACCRUED LIABILITY                               $  151,490      $  138,356

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($  232,100)    ($  228,434)
   Limited Partners, issued and
      outstanding, 41,839 Units                  5,180,972       7,183,463
                                                 ---------       ---------
      Total Partners' capital                   $4,948,872      $6,955,029
                                                 ---------       ---------
                                                $5,425,656      $7,486,793
                                                 =========       =========




              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        Combined Statements of Operations
              For the Years Ended December 31, 1998, 1997, and 1996

                                        1998           1997          1996
                                     ----------     ----------     ---------

REVENUES:
   Oil and gas sales                 $4,611,235     $6,004,252    $6,006,431
   Interest income                       39,917         34,723        35,005
   Gain on sale of oil and
      gas properties                  1,154,155        120,840       296,937
   Other income                            -            69,917          -
                                      ---------      ---------     ---------
                                     $5,805,307     $6,229,732    $6,338,373
COSTS AND EXPENSES:
   Lease operating                   $1,182,851     $1,337,863    $1,303,281
   Production tax                       323,993        433,287       403,038
   Depreciation, depletion,
      and amortization of oil
      and gas properties                756,985        729,388       842,214
   Impairment provision                 547,048        291,690          -
   General and administrative           516,682        526,066       527,292
                                      ---------      ---------     ---------
                                     $3,327,559     $3,318,294    $3,075,825
                                      ---------      ---------     ---------
NET INCOME                           $2,477,748     $2,911,438    $3,262,548
                                      =========      =========     =========

GENERAL PARTNER -
   NET INCOME                        $  548,239     $  568,504    $  602,481
                                      =========      =========     =========

LIMITED PARTNERS - NET INCOME        $1,929,509     $2,342,934    $2,660,067
                                      =========      =========     =========

NET INCOME per Unit                  $    46.12     $    56.00    $    63.58
                                      =========      =========     =========

UNITS OUTSTANDING                        41,839         41,839        41,839
                                      =========      =========     =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1998, 1997, and 1996


                                 Limited          General
                                Partners          Partner         Total
                              ------------      ----------    -------------

Balance, Dec. 31, 1995         $8,493,462       ($ 54,687)     $8,438,775
   Net Income                   2,660,067         602,481       3,262,548
   Cash distributions         ( 2,853,000)      ( 660,934)    ( 3,513,934)
                                ---------         -------       ---------

Balance, Dec. 31, 1996         $8,300,529       ($113,140)     $8,187,389
   Net income                   2,342,934         568,504       2,911,438
   Cash distributions         ( 3,460,000)      ( 683,798)    ( 4,143,798)
                                ---------         -------       ---------

Balance, Dec. 31, 1997         $7,183,463       ($228,434)     $6,955,029
   Net income                   1,929,509         548,239       2,477,748
   Cash distributions         ( 3,932,000)      ( 551,905)    ( 4,483,905)
                                ---------         -------       ---------

Balance, Dec. 31, 1998         $5,180,972       ($232,100)     $4,948,872
                                =========         =======       =========

              The accompanying notes are an integral part of these
                         combined financial statements.






                       GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 1998, 1997, and 1996

                                             1998             1997             1996
                                         ------------     ------------     ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                             $2,477,748       $2,911,438       $3,262,548
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties                  756,985          729,388          842,214
      Impairment provision                   547,048          291,690             -
      Gain on sale of oil and
         gas properties                  ( 1,154,155)     (   120,840)     (   296,937)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales                   342,909          238,720      (   457,303)
      (Increase) decrease in
         accounts receivable
         - other                              69,917      (    69,917)            -
      Decrease in deferred
         charge                              179,824           72,455          119,923
      Increase (decrease) in
         accounts payable                (    48,038)         139,262      (    54,626)
      Increase (decrease) in gas
         imbalance payable               (    20,076)          11,684      (    86,031)
      Increase (decrease) in
         accrued liability                    13,134      (     4,307)           7,217
                                           ---------        ---------        ---------
   Net cash provided by
      operating activities                $3,165,296       $4,199,573       $3,337,005
                                           ---------        ---------        ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                  ($  762,520)     ($  279,631)     ($   55,490)
   Proceeds from sale of
      oil and gas properties               1,265,357          156,744          392,990
                                           ---------        ---------        ---------
   Net cash provided (used)
      by investing activities             $  502,837      ($  122,887)      $  337,500
                                           ---------        ---------        ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                    ($4,483,905)     ($4,143,798)     ($3,513,934)
                                           ---------        ---------        ---------







   Net cash used by financing
      activities                         ($4,483,905)     ($4,143,798)     ($3,513,934)
                                           ---------        ---------        ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS             ($  815,772)     ($   67,112)      $  160,571

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                    827,775          894,887          734,316
                                           ---------        ---------        ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                       $   12,003       $  827,775       $  894,887
                                           =========        =========        =========

              The accompanying notes are an integral part of these
                         combined financial statements.



                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE PARTNERS

GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
GEODYNE PRODUCTION PARTNERSHIP I-F

      In our opinion, the accompanying combined balance sheets and the related combined statements of operations, changes in partners' capital (deficit) and cash flows present fairly, in all material respects, the combined financial position of the Geodyne Energy Income Limited Partnership I-F, an Oklahoma limited partnership, and Geodyne Production Partnership I-F, an Oklahoma general partnership, at December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






                                    PricewaterhouseCoopers LLP


Tulsa, Oklahoma
February 12, 1999

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             Combined Balance Sheets
                           December 31, 1998 and 1997

                                     ASSETS
                                     ------

                                                   1998            1997
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $    5,457      $  251,220
   Accounts receivable:
      Oil and gas sales                            195,444         307,734
      Other                                           -             48,942
                                                 ---------       ---------
      Total current assets                      $  200,901      $  607,896

NET OIL AND GAS PROPERTIES, utilizing
  the successful efforts method                  1,311,368       1,457,908

DEFERRED CHARGE                                    346,704         501,016
                                                 ---------       ---------
                                                $1,858,973      $2,566,820
                                                 =========       =========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                              $  406,740      $   53,205
  Gas imbalance payable                             38,738          47,046
                                                 ---------       ---------
    Total current liabilities                   $  445,478      $  100,251

ACCRUED LIABILITY                               $  109,153      $  116,401

PARTNERS' CAPITAL (DEFICIT):
  General Partner                              ($   94,547)    ($   59,811)
  Limited Partners, issued and
    outstanding, 14,321 Units                    1,398,889       2,409,979
                                                 ---------       ---------
    Total Partners' capital                     $1,304,342      $2,350,168
                                                 ---------       ---------
                                                $1,858,973      $2,566,820
                                                 =========       =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        Combined Statements of Operations
              For the Years Ended December 31, 1998, 1997, and 1996

                                       1998           1997           1996
                                    ----------     ----------     ----------
REVENUES:
   Oil and gas sales                $1,442,718     $2,021,805     $2,121,336
   Interest income                      12,630         11,252         12,228
   Gain on sale of oil and
      gas properties                   380,920         76,108        160,187
   Other income                           -            48,942           -
                                     ---------      ---------      ---------
                                    $1,836,268     $2,158,107     $2,293,751
COSTS AND EXPENSES:
   Lease operating                  $  571,401     $  540,388     $  622,452
   Production tax                       96,615        143,412        135,940
   Depreciation, depletion,
      and amortization of oil
      and gas properties               254,674        257,820        270,978
   Impairment provision                382,925        114,631           -
   General and administrative          177,383        180,860        182,290
                                     ---------      ---------      ---------
                                    $1,482,998     $1,237,111     $1,211,660
                                     ---------      ---------      ---------
NET INCOME                          $  353,270     $  920,996     $1,082,091
                                     =========      =========      =========

GENERAL PARTNER  -
   NET INCOME                       $  140,360     $  183,677     $  198,724
                                     =========      =========      =========

LIMITED PARTNERS - NET INCOME       $  212,910     $  737,319     $  883,367
                                     =========      =========      =========

NET INCOME per Unit                 $    14.87     $    51.49     $    61.68
                                     =========      =========      =========

UNITS OUTSTANDING                       14,321         14,321         14,321
                                     =========      =========      =========

              The accompanying notes are an integral part of these
                         combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
         Combined Statements of Changes in Partners' Capital (Deficit)
             For the Years Ended December 31, 1998, 1997, and 1996


                                   Limited        General
                                  Partners        Partner          Total
                                ------------    ----------     ------------

Balance, Dec. 31, 1995           $2,923,293     ($ 25,679)      $2,897,614
   Net income                       883,367       198,724        1,082,091
   Cash distributions           (   961,000)    ( 232,155)     ( 1,193,155)
                                  ---------       -------        ---------

Balance, Dec. 31, 1996           $2,845,660     ($ 59,110)      $2,786,550
   Net income                       737,319       183,677          920,996
   Cash distributions           ( 1,173,000)    ( 184,378)     ( 1,357,378)
                                  ---------       -------        ---------


Balance, Dec. 31, 1997           $2,409,979     ($ 59,811)      $2,350,168
   Net income                       212,910       140,360          353,270
   Cash distributions           ( 1,224,000)    ( 175,096)     ( 1,399,096)
                                  ---------       -------        ---------

Balance, Dec. 31, 1998           $1,398,889     ($ 94,547)      $1,304,342
                                  =========       =======        =========

              The accompanying notes are an integral part of these
                         combined financial statements.






                       GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                     GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             Combined Statements of Cash Flows
                   For the Years Ended December 31, 1998, 1997, and 1996

                                             1998            1997            1996
                                         ------------    ------------    ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                             $  353,270      $  920,996        $1,082,091
   Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
      Depreciation, depletion,
         and amortization of oil
         and gas properties                  254,674         257,820           270,978
      Impairment provision                   382,925         114,631              -
      Gain on sale of oil
         and gas properties              (   380,920)    (    76,108)         (160,187)
      (Increase) decrease in
         accounts receivable -
         oil and gas sales                   112,290         124,154          (157,539)
      (Increase) decrease in
         accounts receivable
         - other                              48,942     (    48,942)             -
      (Increase) decrease in
         deferred charge                     154,312     (    35,815)           73,657
      Increase (decrease) in
         accounts payable                    353,535           5,841       (    16,778)
      Increase (decrease) in gas
         imbalance payable               (     8,308)          1,767       (    37,924)
      Increase (decrease) in
         accrued liability               (     7,248)         12,611            24,355
                                           ---------       ---------         ---------
  Net cash provided by
   operating activities                   $1,263,472      $1,276,955        $1,078,653
                                           ---------       ---------         ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                  ($  548,339)    ($  104,709)      ($   27,863)
   Proceeds from sale of
      oil and gas properties                 438,200          97,288           208,776
                                           ---------       ---------         ---------
   Net cash provided (used)
      by investing activities            ($  110,139)    ($    7,421)         $180,913
                                           ---------       ---------         ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Cash distributions                    ($1,399,096)    ($1,357,378)      ($1,193,155)
                                           ---------       ---------         ---------






   Net cash used by financing
      activities                         ($1,399,096)    ($1,357,378)      ($1,193,155)
                                           ---------       ---------         ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS             ($  245,763)    ($   87,844)       $   66,411

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                    251,220         339,064           272,653
                                           ---------       ---------         ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                       $    5,457      $  251,220          $339,064
                                           =========       =========         =========

              The accompanying notes are an integral part of these
                         combined financial statements.


              GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
         Notes to the Combined Financial Statements For the Years Ended
                        December 31, 1998, 1997, and 1996


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

      The Partnerships will terminate on December 31, 1999. However, the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of these financial statements, the General Partner currently intends to extend the term of the I-D, I-E, and I-F Partnerships for the first two year extension period. With respect to the I-B and I-C
Partnerships, it is the General Partner's current intent to let these Partnerships terminate on December 31, 1999 pursuant to the terms of their Partnership Agreements. The General Partner will, however, over the next several months evaluate all of the Partnerships' operations and then make a final determination as to whether to extend any of their terms. It is anticipated that a final decision will be made during the fourth quarter of 1999.

      For purposes of these financial statements, the Partnerships and Production Partnerships are collectively referred to as the "Partnerships" and the general partner and managing partner are collectively referred to as the "General Partner."

      An affiliate of the General Partner owned the following Units at December 31, 1998:

                               Number of                 Percent of
            Partnership       Units Owned             Outstanding Units
            -----------       -----------             -----------------
               I-B               3,060                      25.6%
               I-C               1,038                      11.7%
               I-D                 843                      11.7%
               I-E               6,604                      15.8%
               I-F               2,549                      17.8%

      The Partnerships' sole business is the development and production of oil and gas. Substantially all of the Partnerships' gas reserves are being sold regionally on the "spot market." Due to the highly competitive nature of the spot market, prices on the spot market are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. The Partnerships' oil is sold at or near the Partnerships' wells under short-term purchase contracts at prevailing arrangements which are customary in the oil industry. The prices received for the Partnerships' oil and gas are subject to influences such as global consumption and supply trends. In 1998, the price of oil decreased to historically low levels. If the price of oil remains low, or if it decreases further, there may be a significant impact on the Partnerships' near-term results of operations and cash flows.


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

      Accounts Receivable-General Partner

      The accounts receivable-general partner at December 31, 1998 for the I-B and I-C Partnerships represent refunds due for indirect general and administrative expenses as a result of expense limitations imposed by the Partnership Agreements. This receivable was collected during the first quarter of 1999.

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

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the units-of-production method. The Partnerships' depletion, depreciation, and amortization includes dismantlement and abandonment costs, net of estimated salvage value. The depreciation, depletion, and amortization rates per equivalent barrel of oil produced during the years ended December 31, 1998, 1997, and 1996 were as follows:

            Partnership        1998        1997        1996
            -----------       ------      ------      ------

                I-B           $2.52       $2.92       $2.31
                I-C            4.53        1.06         .89
                I-D            1.12        1.09        1.26
                I-E            1.89        1.68        1.92
                I-F            2.15        1.93        1.88


      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.

      The Partnerships evaluate the recoverability of the carrying costs of their proved oil and gas properties at the field level. If the unamortized costs of oil and gas properties within a field exceed the expected undiscounted future cash flows from such properties, the cost of the properties is written down to fair value, which is determined by using the discounted future cash flows from the properties. During 1998, 1997, and 1996, the Partnerships recorded the following non-cash charges against earnings (impairment provisions):

            Partnership        1998            1997           1996
            -----------      ---------        -------       ---------

               I-B           $   -            $17,233       $  -
               I-C               -              4,679          -
               I-D               -             12,290          -
               I-E            547,048          59,728          -
               I-F            382,925          20,908          -

The risk that the Partnerships will be required to record similar impairment provisions in the future increases as oil and gas prices decrease.

      In addition, during 1997 the General Partner determined that the Partnerships' unproved properties would be uneconomic to develop and, therefore, of little or no value. This determination was based on an evaluation by the General Partner that it was unlikely that these unproved properties would be developed due to low oil and gas prices and provisions in the Partnership
Agreements which limit the level of permissible drilling activity. As a result of this determination, the Partnerships recorded the following non-cash charges against earnings at March 31, 1997 in order to reflect the writing-off of the Partnerships' unproved properties:

                  Partnership              Amount
                  -----------             --------

                     I-B                  $  2,493
                     I-C                      -
                     I-D                    49,500
                     I-E                   231,962
                     I-F                    93,723


      Deferred Charge

      The Deferred Charge represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. The rate used in calculating the deferred charge is the average of the annual production costs per Mcf. At December 31, 1998 and 1997, cumulative total gas sales volumes for underproduced wells were less than the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                               1998                       1997
                        ----------------------     ----------------------
      Partnership          Mcf         Amount         Mcf         Amount
      -----------       ---------     --------     ---------     --------

          I-B             106,556     $ 74,248       132,544     $ 99,262
          I-C              57,663       80,059        68,009      110,943
          I-D             244,675       66,062       308,124      104,793
          I-E           1,162,007      570,545     1,430,637      750,369
          I-F             433,055      346,704       519,564      501,016


      Accrued Liability

      The Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the accrued liability is the average of the annual production costs per Mcf. At December 31, 1998 and 1997, cumulative total gas sales volumes for overproduced wells exceeded the Partnerships' pro-rata share of total gas production from these wells by the following amounts:

                               1998                      1997
                        ----------------------     --------------------
      Partnership         Mcf          Amount        Mcf        Amount
      -----------       -------       --------     -------     --------

          I-B            33,711       $ 23,490      30,071     $ 22,520
          I-C             9,311         12,927      11,097       18,103
          I-D            53,542         14,456      42,180       14,345
          I-E           308,534        151,490     263,786      138,356
          I-F           136,339        109,153     120,710      116,401


      Oil and Gas Sales and Gas Imbalance Payable

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenue unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas prices received for the volumes at the time the overproduction occurred. This also approximates the price for which the Partnerships are currently settling this liability. At December

31, 1998 and 1997 total sales exceeded the Partnerships' share of estimated total gas reserves as follows:

                               1998                       1997
                        -------------------        -------------------
      Partnership         Mcf        Amount          Mcf        Amount
      -----------       -------     -------        -------    --------

          I-B             -         $   -           2,077     $  3,116
          I-C             -             -            -            -
          I-D           29,014        43,521       26,647       39,971
          I-E           77,205       115,808       90,589      135,884
          I-F           25,825        38,738       31,364       47,046

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

2.    TRANSACTIONS WITH RELATED PARTIES

      The Partnerships reimburse the General Partner for the general and administrative overhead applicable to the Partnerships, based on an allocation of actual costs incurred by the General Partner. When actual costs incurred benefit other Partnerships and affiliates, the allocation of costs is based on the relationship of the Partnerships' reserves to the total reserves owned by all Partnerships and affiliates. The General Partner believes this allocation method is reasonable. Although the actual costs incurred by the General Partner and its affiliates have fluctuated during the three years presented, the amounts charged to the Partnerships have not fluctuated every year due to expense limitations imposed by the Partnership Agreements. The following is a summary of payments made to the General Partner or its affiliates by the Partnerships for general and administrative overhead costs for the years ended December 31, 1998, 1997, and 1996:

            Partnership         1998         1997         1996
            -----------       --------     --------     --------

                I-B           $ 38,438     $ 45,252     $ 45,252
                I-C             74,761       93,058       93,550
                I-D             79,944       79,944       79,944
                I-E            464,880      464,880      464,880
                I-F            159,120      159,120      159,120


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


3.    MAJOR CUSTOMERS

      The following table sets forth purchasers who individually accounted for ten percent or more of each Partnership's combined oil and gas sales for the years ended December 31, 1998, 1997, and 1996:

Partnership             Purchaser                     Percentage
-----------       ---------------------         --------------------------
                                                1998        1997     1996
                                                -----       -----    -----
      I-B         Duke Energy Field
                    Services Inc.               27.8%         -        -
                  Byrd Operating Company        16.4%       18.7%    11.6%
                  Williams Energy
                    Services Co.                  -         24.4%      -
                  El Paso Energy Marketing
                    Company ("El Paso")           -         12.6%    10.0%
                  Parker & Parsley
                    Development Company           -           -      22.7%

      I-C         Hallwood Petroleum
                    ("Hallwood")                39.3%       36.2%    42.8%
                  Conoco, Inc. ("Conoco")       28.4%       30.3%    25.2%
                  Koch Oil Company                -         12.8%    18.3%

      I-D         El Paso                       41.5%       35.5%    27.9%
                  Hallwood                      20.0%       24.9%    31.8%
                  Conoco                          -         19.6%    23.1%

      I-E         El Paso                       55.5%       51.3%    49.4%

      I-F         El Paso                       35.6%       33.9%    31.9%


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


      Capitalized Costs

      Capitalized costs and accumulated depreciation, depletion, amortization, and valuation allowance at December 31, 1998 and 1997 were as follows:

                                 I-B Partnership
                                 ---------------

                                              1998             1997
                                          ------------      -----------

            Proved properties              $6,510,128        $6,509,872

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             ( 6,234,683)      ( 6,182,735)
                                            ---------         ---------

            Net oil and gas
               Properties                  $  275,445        $  327,137
                                            =========         =========


                                 I-C Partnership
                                 ---------------

                                             1998              1997
                                          ------------      -----------

            Proved properties              $3,639,734        $3,641,486

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             ( 3,464,094)      ( 3,306,752)
                                            ---------         ---------

            Net oil and gas
               Properties                  $  175,640        $  334,734
                                            =========         =========

                                 I-D Partnership
                                 ---------------

                                              1998              1997
                                          ------------      ------------

            Proved properties              $4,604,726        $4,869,810

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             ( 3,998,933)      ( 4,155,654)
                                            ---------         ---------

            Net oil and gas
               Properties                  $  605,793        $  714,156
                                            =========         =========


                                 I-E Partnership
                                 ---------------

                                              1998              1997
                                          ------------      ------------

            Proved properties              $26,655,665       $27,408,834

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             ( 22,464,002)     ( 22,564,456)
                                            ----------        ----------

            Net oil and gas
               Properties                  $ 4,191,663       $ 4,844,378
                                            ==========        ==========

                                 I-F Partnership
                                 ---------------

                                             1998              1997
                                          ------------      -----------

            Proved properties              $8,022,333        $ 8,021,051

            Less accumulated
               depreciation,
               depletion, amorti-
               zation, and valua-
               tion allowance             ( 6,710,965)      (  6,563,143)
                                            ---------         ----------

            Net oil and gas
               Properties                  $1,311,368        $ 1,457,908
                                            =========         ==========


      Costs Incurred

      The Partnerships incurred no costs in connection with oil and gas acquisition or exploration activities during 1998, 1997, and 1996. Costs incurred by the Partnerships in connection with oil and gas property development activities during 1998, 1997, and 1996 were as follows:



         Partnership        1998         1997          1996
         -----------      --------     --------       -------
             I-B          $    362     $  1,149       $   445
             I-C              -         100,573         1,039
             I-D             1,811       34,805        10,930
             I-E           762,520      279,631        55,490
             I-F           548,339      104,709        27,863


      Quantities of Proved Oil and Gas Reserves - Unaudited

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves at December 31, 1998, 1997, and 1996 were estimated by petroleum engineers employed by affiliates of the Partnerships. Certain reserve information was reviewed by Ryder Scott Company Petroleum Engineers, an independent petroleum engineering firm. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner and reviewed by Ryder Scott.

                                 I-B Partnership
                                 ---------------

                                              Crude             Natural
                                               Oil                Gas
                                            (Barrels)            (Mcf)
                                            ---------         -----------


Proved reserves, Dec. 31, 1995               19,963              902,220
   Production                               ( 2,297)          (  150,543)
   Revisions of previous
      estimates                             ( 4,763)             158,168
                                             ------            ---------

Proved reserves, Dec. 31, 1996               12,903              909,845
   Production                               ( 2,277)          (  129,776)
   Sales of minerals in place               (   765)          (   21,278)
   Revisions of previous
      estimates                                 785           (   46,749)
                                             ------            ---------

Proved reserves, Dec. 31, 1997               10,646              712,042
   Production                               ( 1,344)          (  115,502)
   Revisions of previous
      estimates                             ( 1,949)             427,084
                                             ------            ---------

Proved reserves, Dec. 31, 1998                7,353            1,023,624
                                             ======            =========

PROVED DEVELOPED RESERVES:
   December 31, 1996                         12,903              909,845
                                             ======            =========
   December 31, 1997                         10,646              712,042
                                             ======            =========
   December 31, 1998                          7,353            1,023,624
                                             ======            =========

                                 I-C Partnership
                                 ---------------

                                              Crude            Natural
                                               Oil               Gas
                                            (Barrels)           (Mcf)
                                            ---------         ---------

Proved reserves, Dec. 31, 1995               108,795           740,060
   Production                               ( 27,537)         (226,820)
   Sales of minerals in place               (  4,934)         ( 51,035)
   Revisions of previous
      estimates                               44,909           340,705
                                             -------           -------

Proved reserves, Dec. 31, 1996               121,233           802,910
   Production                               ( 25,122)         (178,180)
   Sales of minerals in place               ( 23,710)         (  4,023)
   Extensions and discoveries                  9,718           138,053
   Revisions of previous
      estimates                             ( 21,212)           35,059
                                             -------           -------

Proved reserves, Dec. 31, 1997                60,907           793,819
   Production                               ( 14,169)         (124,746)
   Revisions of previous
      estimates                             ( 30,363)         ( 40,566)
                                             -------           -------

Proved reserves, Dec.31, 1998                 16,375           628,507
                                             =======           =======

PROVED DEVELOPED RESERVES:
   December 31, 1996                         121,233           802,910
                                             =======           =======
   December 31, 1997                          60,907           793,819
                                             =======           =======
   December 31, 1998                          16,375           628,507
                                             =======           =======

                                 I-D Partnership
                                 ---------------

                                              Crude             Natural
                                               Oil                Gas
                                            (Barrels)            (Mcf)
                                            ---------         -----------

Proved reserves, Dec. 31, 1995               52,974            2,399,840
   Production                               (21,291)          (  577,657)
   Sales of minerals in place               ( 4,935)          (   29,621)
   Extensions and discoveries                   123                5,646
   Revisions of previous
      estimates                              28,706              499,715
                                             ------            ---------

Proved reserves, Dec. 31, 1996               55,577            2,297,923
   Production                               (18,760)          (  510,113)
   Sales of minerals in place               (   168)          (    5,510)
   Revisions of previous
      estimates                               4,349              156,947
                                             ------            ---------

Proved reserves, Dec. 31, 1997               40,998            1,939,247
   Production                               (11,249)          (  456,195)
   Sales of minerals in place               ( 1,568)          (  134,605)
   Extensions and discoveries                 7,889               76,181
   Revisions of previous
      estimates                               1,706              210,269
                                             ------            ---------

Proved reserves, Dec. 31, 1998               37,776            1,634,897
                                             ======            =========

PROVED DEVELOPED RESERVES:

   December 31, 1996                         55,219            2,276,438
                                             ======            =========
   December 31, 1997                         40,875            1,925,548
                                             ======            =========
   December 31, 1998                         37,776            1,634,897
                                             ======            =========

                                 I-E Partnership
                                 ---------------

                                              Crude              Natural
                                               Oil                 Gas
                                            (Barrels)             (Mcf)
                                            ---------         ------------

Proved reserves, Dec. 31, 1995               492,808           12,681,330
   Production                               ( 70,998)         ( 2,206,082)
   Sales of minerals in place               ( 24,754)         (   278,884)
   Extensions and discoveries                    778               73,593
   Revisions of previous
      estimates                              123,001            1,483,030
                                             -------           ----------

Proved reserves, Dec. 31, 1996               520,835           11,752,987
   Production                               ( 77,648)         ( 2,139,704)
   Sales of minerals in place               ( 14,619)         (    66,444)
   Extensions and discoveries                 29,604               18,612
   Revisions of previous
      estimates                             ( 58,499)             985,558
                                             -------           ----------

Proved reserves, Dec. 31, 1997               399,673           10,551,009
   Production                               ( 64,346)         ( 2,016,034)
   Sales of minerals in place               (  6,928)         (   687,223)
   Extensions and discoveries                 35,494              491,481
   Revisions of previous                    ( 45,323)           1,040,638
      estimates
                                             -------           ----------

Proved reserves, Dec. 31, 1998               318,570            9,379,871
                                             =======           ==========

PROVED DEVELOPED RESERVES:

   December 31, 1996                         519,687           11,683,935
                                             =======           ==========
   December 31, 1997                         399,277           10,506,977
                                             =======           ==========
   December 31, 1998                         318,570            9,379,871
                                             =======           ==========

                                 I-F Partnership
                                 ---------------

                                              Crude             Natural
                                               Oil                Gas
                                            (Barrels)            (Mcf)
                                            ---------         -----------

Proved reserves, Dec. 31, 1995               246,551           3,833,591
   Production                               ( 35,577)         (  652,692)
   Sales of minerals in place               ( 12,337)         (  132,134)
   Extensions and discoveries                    399              26,335
   Revisions of previous
      estimates                               70,126             481,185
                                             -------           ---------

Proved reserves, Dec. 31, 1996               269,162           3,556,285
   Production                               ( 38,725)         (  571,101)
   Sales of minerals in place               (  8,673)         (   38,629)
   Extensions and discoveries                 10,361               6,514
   Revisions of previous
      estimates                             ( 34,694)            377,552
                                             -------           ---------

Proved reserves, Dec. 31, 1997               197,431           3,330,621
   Production                               ( 30,203)         (  530,040)
   Sales of minerals in place               (  2,473)         (  248,611)
   Extensions and discoveries                 16,858             262,256
   Revisions of previous
      estimates                             ( 32,096)            220,951
                                             -------           ---------

Proved reserves, Dec. 31,1998                149,517           3,035,177
                                             =======           =========

PROVED DEVELOPED RESERVES:

   December 31, 1996                         268,768           3,532,534
                                             =======           =========
   December 31, 1997                         197,297           3,315,478
                                             =======           =========
   December 31, 1998                         149,517           3,035,177
                                             =======           =========



      Standardized Measure of Discounted Future Net Cash Flows of Proved Oil and Gas Reserves - Unaudited

      The following tables set forth each of the Partnerships' estimated future net cash flows as of December 31, 1998 relating to proved oil and gas reserves based on the standardized measure as prescribed in SFAS No. 69:

                                             Partnership
                                    ----------------------------------
                                         I-B                  I-C
                                    ------------         -------------
Future cash inflows                  $2,316,593           $ 1,549,892
Future production and
   development costs                (   599,525)         (    598,303)
                                    ------------         -------------

      Future net cash
         flows                       $1,717,068           $   951,589

10% discount to
   reflect timing of
   cash flows                       (   852,286)         (    387,517)
                                    ------------         -------------

Standardized measure
   of discounted
   future net cash
   flows                             $  864,782            $  564,072
                                      ==========           ===========


                                             Partnership
                                    ----------------------------------
                                         I-D                  I-E
                                    ------------         -------------

Future cash inflows                  $3,677,661           $21,815,917
Future production and
   development costs                ( 1,021,454)         (  6,941,211)
                                    ------------         -------------

      Future net cash
         flows                       $2,656,207           $14,874,706

10% discount to
   reflect timing of
   cash flows                       (   796,341)         (  4,412,129)
                                    ------------         -------------

Standardized measure
   of discounted
   future net cash
   flows                             $1,859,866           $10,462,577
                                    =============        =============

                                          I-F Partnership
                                          ---------------

Future cash inflows                         $7,782,825
Future production and
   development costs                       ( 2,947,061)
                                             ---------

      Future net cash
         flows                              $4,835,764

10% discount to
   reflect timing of
   cash flows                              ( 1,601,870)
                                             ---------

Standardized measure
   of discounted
   future net cash
   flows                                    $3,233,894
                                             =========


The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the near future. Although every reasonable effort has been made to ensure that the reserve estimates reported herein represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The Partnerships' reserves were determined at December 31, 1998 using oil and gas prices of approximately $9.50 per barrel and $2.03 per Mcf, respectively.

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


4.2 Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Geodyne Energy Income Limited Partnership I-B, filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 2, 1993 filed with the SEC on August 10, 1993 and is hereby incorporated by reference.

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

*23.2 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership I-C.

*23.3 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership I-D.

*23.4 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership I-E.

*23.5 Consent of Ryder Scott Company Petroleum Engineers for Geodyne Energy Income Limited Partnership I-F.

*27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-B's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-C's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-D's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-E's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

*27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-F's financial statements as of December 31, 1998 and for the year ended December 31, 1998.

      All other Exhibits are omitted as inapplicable.

      ----------

      * Filed herewith.