Form 10-Q
period 1999-03-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 1999-05-13
CIK 780200, 791067, 799178, 806613, 811031

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1999


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


                                          I-B 73-1231999
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
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 1999             1998
                                              -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 12,265          $ 20,930
   Accounts receivable:
      Oil and gas sales                           33,070            18,364
      General Partner (Note 2)                         -             6,814
                                                --------          --------
        Total current assets                    $ 45,335          $ 46,108

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 263,563           275,445

DEFERRED CHARGE                                   74,248            74,248
                                                --------          --------
                                                $383,146          $395,801
                                                ========          ========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $ 20,387          $ 24,273
                                                --------          --------
        Total current liabilities               $ 20,387          $ 24,273

ACCRUED LIABILITY                               $ 23,490          $ 23,490

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($107,325)        ($107,999)
   Limited Partners, issued and
      outstanding, 11,958 units                  446,594           456,037
                                                --------          --------
        Total Partners' capital                 $339,269          $348,038
                                                --------          --------
                                                $383,146          $395,801
                                                ========          ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                 1999               1998
                                               ---------          ---------

REVENUES:
   Oil and gas sales                            $71,382            $60,872
   Interest income                                   58                522
                                                -------            -------
                                                $71,440            $61,394

COSTS AND EXPENSES:
   Lease operating                              $29,471            $15,821
   Production tax                                 4,015              3,322
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 11,626             10,412
   General and administrative
      (Note 2)                                   22,097             21,092
                                                -------            -------
                                                $67,209            $50,647
                                                -------            -------

NET INCOME                                      $ 4,231            $10,747
                                                =======            =======
GENERAL PARTNER - NET INCOME                    $   674            $   928
                                                =======            =======
LIMITED PARTNERS - NET INCOME                   $ 3,557            $ 9,819
                                                =======            =======
NET INCOME per unit                             $   .30            $   .82
                                                =======            =======
UNITS OUTSTANDING                                11,958             11,958
                                                =======            =======



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                 1999               1998
                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $ 4,231            $10,747
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              11,626             10,412
      (Increase) decrease in accounts
        receivable - oil and gas sales        ( 14,706)            11,759
      Decrease in accounts receivable -
        General Partner                          6,814                  -
      Increase (decrease) in accounts
        payable                               (  3,886)             1,304
                                               -------            -------
Net cash provided by operating
   activities                                  $ 4,079            $34,222
                                               -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of oil and gas
      properties                               $   256            $     -
                                               -------            -------
Net cash provided by investing
   activities                                  $   256            $     -
                                               -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($13,000)          ($74,917)
                                               -------            -------
Net cash used by financing activities         ($13,000)          ($74,917)
                                               -------            -------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                ($ 8,665)          ($40,695)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          20,930             77,028
                                               -------            -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $12,265            $36,333
                                               =======            =======


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  1999            1998
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 19,761          $ 33,065
   Accounts receivable:
      Oil and gas sales                           50,715            51,790
      General Partner (Note 2)                         -            18,767
                                                --------          --------
        Total current assets                    $ 70,476          $103,622

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 169,286           175,640

DEFERRED CHARGE                                   80,059            80,059
                                                --------          --------
                                                $319,821          $359,321
                                                ========          ========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $ 11,947          $ 13,520
                                                --------          --------
        Total current liabilities               $ 11,947          $ 13,520

ACCRUED LIABILITY                               $ 12,927          $ 12,927

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($ 97,325)        ($ 96,039)
   Limited Partners, issued and
      outstanding, 8,885 units                   392,272           428,913
                                                --------          --------
        Total Partners' capital                 $294,947          $332,874
                                                --------          --------
                                                $319,821          $359,321
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                1999               1998
                                              --------          ----------

REVENUES:
   Oil and gas sales                           $77,494           $186,396
   Interest income                                 203              1,287
                                               -------           --------
                                               $77,697           $187,683

COSTS AND EXPENSES:
   Lease operating                             $38,983           $ 47,061
   Production tax                                4,604             10,337
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 6,306              7,378
   General and administrative
      (Note 2)                                  31,382             30,612
                                               -------           --------
                                               $81,275           $ 95,388
                                               -------           --------

NET INCOME (LOSS)                             ($ 3,578)          $ 92,295
                                               =======           ========
GENERAL PARTNER - NET INCOME                   $    63           $  4,846
                                               =======           ========
LIMITED PARTNERS - NET INCOME
   (LOSS)                                     ($ 3,641)          $ 87,449
                                               =======           ========
NET INCOME (LOSS) per unit                    ($   .41)          $   9.84
                                               =======           ========
UNITS OUTSTANDING                                8,885              8,885
                                               =======           ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)
                                                  1999              1998
                                               ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           ($ 3,578)          $ 92,295
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                6,306              7,378
      Decrease in accounts receivable -
        oil and gas sales                         1,075             12,681
      Decrease in accounts receivable -
        General Partner                          18,767                  -
      Increase (decrease) in accounts
        payable                                (  1,573)             2,281
                                                -------           --------
Net cash provided by operating
   activities                                   $20,997           $114,635
                                                -------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of oil and
      gas properties                            $    48           $      -
                                                -------           --------
Net cash provided by investing
   activities                                   $    48           $      -
                                                -------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($34,349)         ($147,309)
                                                -------           --------
Net cash used by financing activities          ($34,349)         ($147,309)
                                                -------           --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($13,304)         ($ 32,674)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           33,065            141,699
                                                -------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $19,761           $109,025
                                                =======           ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                              March 31,        December 31,
                                                1999              1998
                                             ----------        ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $117,089            $167,361
   Accounts receivable:
      Oil and gas sales                         98,359             134,477
                                              --------            --------
        Total current assets                  $215,448            $301,838

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               588,286             605,793

DEFERRED CHARGE                                 66,062              66,062
                                              --------            --------
                                              $869,796            $973,693
                                              ========            ========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $ 12,844            $  9,270
   Gas imbalance payable                        43,521              43,521
                                              --------            --------
        Total current liabilities             $ 56,365            $ 52,791

ACCRUED LIABILITY                             $ 14,456            $ 14,456

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($ 59,290)          ($ 53,161)
   Limited Partners, issued and
      outstanding, 7,195 units                 858,265             959,607
                                              --------            --------
        Total Partners' capital               $798,975            $906,446
                                              --------            --------
                                              $869,796            $973,693
                                              ========            ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                  1999             1998
                                                ---------       ----------

REVENUES:
   Oil and gas sales                            $132,226          $293,660
   Interest income                                 1,406             2,781
   Gain on sale of oil and
      gas properties                                   -           147,050
                                                --------          --------
                                                $133,632          $443,491

COSTS AND EXPENSES:
   Lease operating                              $ 43,811          $ 30,942
   Production tax                                  9,673            17,938
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  17,312            15,885
   General and administrative
      (Note 2)                                    26,518            25,883
                                                --------          --------
                                                $ 97,314          $ 90,648
                                                --------          --------

NET INCOME                                      $ 36,318          $352,843
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $  7,660          $ 54,733
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $ 28,658          $298,110
                                                ========          ========
NET INCOME per unit                             $   3.98          $  41.43
                                                ========          ========
UNITS OUTSTANDING                                  7,195             7,195
                                                ========          ========



            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                 1999              1998
                                               ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $ 36,318          $352,843
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                17,312            15,885
      Gain on sale of oil and gas
        properties                                     -         ( 147,050)
      Decrease in accounts receivable -
        oil and gas sales                         36,118            52,826
      Increase in accounts receivable -
        General Partner                                -         ( 155,421)
      Increase (decrease) in accounts
        payable                                    3,574         (  18,287)
                                                --------          --------
Net cash provided by operating
   activities                                   $ 93,322          $100,796
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($     42)        ($ 11,572)
   Proceeds from sale of oil and
      gas properties                                 237           158,901
                                                --------          --------
Net cash provided by investing
   activities                                   $    195          $147,329
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($143,789)        ($276,934)
                                                --------          --------
Net cash used by financing activities          ($143,789)        ($276,934)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 50,272)        ($ 28,809)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           167,361           274,109
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $117,089          $245,300
                                                ========          ========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 1999             1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  162,377        $   12,003
   Accounts receivable:
      Oil and gas sales                          495,806           651,445
                                              ----------        ----------
        Total current assets                  $  658,183        $  663,448

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               4,152,722         4,191,663

DEFERRED CHARGE                                  570,545           570,545
                                              ----------        ----------
                                              $5,381,450        $5,425,656
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   75,329        $  209,486
   Gas imbalance payable                         115,808           115,808
                                              ----------        ----------
        Total current liabilities             $  191,137        $  325,294

ACCRUED LIABILITY                             $  151,490        $  151,490

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  220,433)      ($  232,100)
   Limited Partners, issued and
      outstanding, 41,839 units                5,259,256         5,180,972
                                              ----------        ----------
        Total Partners' capital               $5,038,823        $4,948,872
                                              ----------        ----------
                                              $5,381,450        $5,425,656
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                1999               1998
                                              ---------         ----------

REVENUES:
   Oil and gas sales                          $704,902          $1,065,375
   Interest income                                 337               9,379
   Gain on sale of oil and
      gas properties                                 -             659,596
                                              --------          ----------
                                              $705,239          $1,734,350

COSTS AND EXPENSES:
   Lease operating                            $248,370          $  214,854
   Production tax                               50,081              74,110
   Depreciation, depletion, and
      amortization of oil and gas
      properties                               137,543             153,008
   General and administrative
      (Note 2)                                 154,552             150,418
                                              --------          ----------
                                              $590,546          $  592,390
                                              --------          ----------

NET INCOME                                    $114,693          $1,141,960
                                              ========          ==========
GENERAL PARTNER - NET INCOME                  $ 36,409          $  191,308
                                              ========          ==========
LIMITED PARTNERS - NET INCOME                 $ 78,284          $  950,652
                                              ========          ==========
NET INCOME per unit                           $   1.87          $    22.72
                                              ========          ==========
UNITS OUTSTANDING                               41,839              41,839
                                              ========          ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $114,693          $1,141,960
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             137,543             153,008
      Gain on sale of oil and gas
        properties                                   -         (   659,596)
      Decrease in accounts receivable -
        oil and gas sales                      155,639             311,306
      Increase in accounts receivable -
        General Partner                              -         (   750,910)
      Decrease in accounts receivable -
        other                                        -              69,917
      Decrease in accounts payable           ( 134,157)        (   169,784)
                                              --------          ----------
Net cash provided by operating
   activities                                 $273,718          $   95,901
                                              --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($101,190)        ($   18,386)
   Proceeds from sale of oil and
      gas properties                             2,588             763,925
                                              --------          ----------
Net cash provided (used) by
   investing activities                      ($ 98,602)         $  745,539
                                              --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($ 24,742)        ($  838,489)
                                              --------          ----------
Net cash used by financing activities        ($ 24,742)        ($  838,489)
                                              --------          ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $150,374          $    2,951

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          12,003             827,775
                                              --------          ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $162,377          $  830,726
                                              ========          ==========

            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,       December 31,
                                                 1999             1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $   35,963        $    5,457
   Accounts receivable:
      Oil and gas sales                          154,445           195,444
                                              ----------        ----------
        Total current assets                  $  190,408        $  200,901

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,341,006         1,311,368

DEFERRED CHARGE                                  346,704           346,704
                                              ----------        ----------
                                              $1,878,118        $1,858,973
                                              ==========        ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  411,229        $  406,740
   Gas imbalance payable                          38,738            38,738
                                              ----------        ----------
        Total current liabilities             $  449,967        $  445,478

ACCRUED LIABILITY                             $  109,153        $  109,153

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   86,799)      ($   94,547)
   Limited Partners, issued and
      outstanding, 14,321 units                1,405,797         1,398,889
                                              ----------        ----------
        Total Partners' capital               $1,318,998        $1,304,342
                                              ----------        ----------
                                              $1,878,118        $1,858,973
                                              ==========        ==========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ----------        ----------

REVENUES:
   Oil and gas sales                           $214,456          $366,302
   Interest income                                   10             3,174
   Gain on sale of oil and
      gas properties                                  -           287,759
                                               --------          --------
                                               $214,466          $657,235

COSTS AND EXPENSES:
   Lease operating                             $ 93,199          $ 97,236
   Production tax                                14,010            23,674
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 39,653            48,379
   General and administrative
      (Note 2)                                   52,948            51,473
                                               --------          --------
                                               $199,810          $220,762
                                               --------          --------

NET INCOME                                     $ 14,656          $436,473
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $  7,748          $ 71,768
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $  6,908          $364,705
                                               ========          ========
NET INCOME per unit                            $    .48          $  25.47
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========


            The accompanying condensed notes are an integral part of
                      these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                1999               1998
                                              --------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $14,656             $436,473
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             39,653               48,379
      Gain on sale of oil and gas
        properties                                  -            ( 287,759)
      Decrease in accounts receivable -
        oil and gas sales                      40,999               77,952
      Increase in accounts receivable -
        General Partner                             -            ( 339,222)
      Decrease in accounts receivable -
        other                                       -               48,942
      Increase (decrease) in accounts
        payable                                 4,489            (  15,650)
                                              -------             --------
Net cash provided (used) by
   operating activities                       $99,797            ($ 30,885)
                                              -------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($70,790)           ($ 17,334)
   Proceeds from sale of oil and
      gas properties                            1,499              344,489
                                              -------             --------
Net cash provided (used) by
   investing activities                      ($69,291)            $327,155
                                              -------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         $     -            ($255,617)
                                              -------             --------
Net cash used by financing activities         $     -            ($255,617)
                                              -------             --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $30,506             $ 40,653

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          5,457              251,220
                                              -------             --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $35,963             $291,873
                                              =======             ========
            The accompanying condensed notes are an integral part of
                      these combined financial statements.

              GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of March 31, 1999, combined statements of operations for the three months ended March 31, 1999 and 1998, and combined statements of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at March 31, 1999, the combined results of operations for the three months ended March 31, 1999 and 1998, and the combined cash flows for the three months ended March 31, 1999 and 1998.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended March 31, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-B                  $10,784                  $ 11,313
               I-C                    8,000                    23,382
               I-D                    6,532                    19,986
               I-E                   38,332                   116,220
               I-F                   13,168                    39,780

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 1999 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      During the three months ended March 31, 1999, the third party operator of the State Lease 8191 No. 4 well in St. Bernard Parish, Louisiana charged the I-E and I-F Partnerships for capital expenditures of $101,010 and $70,707, respectively. These costs were allegedly incurred by the operator in drilling this well for the purpose of relieving pressure in another well which suffered a blowout during a workover attempt. This new well was completed as a producing gas well in 1998. For financial reporting purposes, these charges have been recorded as capital costs.

      Pursuant to the terms of the Partnership Agreements, the Partnerships will terminate on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. As of the date of this Quarterly Report the General Partner currently intends to extend the term of the I-D, I-E, and I-F Partnerships for the first two year extension period. With respect to the I-B and I-C Partnerships, it is the General Partner's current intent to let these Partnerships terminate on December 31, 1999 pursuant to the terms of their Partnership Agreements.

      The General Partner will, however, over the next several months evaluate all of the Partnerships' operations and then make a final determination as to whether to extend any of their terms. It is anticipated that a final decision will be made during the fourth quarter of 1999.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices were recently at or near their lowest level in the past decade due primarily to the global surplus of crude oil. However, as of the date of this Quarterly Report oil prices have rebounded primarily due to a decrease in the global oil surplus as a result of production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      I-B PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                    1999            1998
                                                  -------          -------
      Oil and gas sales                           $71,382          $60,872
      Oil and gas production expenses             $33,486          $19,143
      Barrels produced                                634              471
      Mcf produced                                 41,210           24,338
      Average price/Bbl                           $ 10.01          $ 14.31
      Average price/Mcf                           $  1.58          $  2.22

      As shown in the table above, total oil and gas sales increased $10,510 (17.3%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this increase, approximately $2,000 and $38,000, respectively, were related to increases in volumes of oil and gas sold, which increases were partially offset by decreases of approximately $3,000 and $27,000, respectively, related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold increased 163 barrels and 16,872 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase in volumes of oil sold resulted primarily from (i) the successful workover of one significant well in 1998 in order to improve the recovery of reserves and (ii) the successful drilling and completion in late 1998 of a well in which the I-B Partnership has an overriding royalty interest. The increase in volumes of gas sold resulted primarily from (i) the successful workover of the well in 1998 in order to improve the recovery of reserves, (ii) the I-B Partnership receiving an increased percentage of sales during the three months ended March 31, 1999 on one significant well due to certain other working interest owners electing not to participate in a portion of 1999 sales, and (iii) new production from a well which was drilled and completed in late 1998. Average oil and gas prices decreased to $10.01 per barrel and $1.58 per Mcf, respectively, for the three months ended March 31, 1999 from $14.31 per barrel and $2.22 per Mcf, respectively, for the three months ended March 31, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $14,343 (74.9%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase resulted primarily from workover expenses incurred on one significant well during the three months ended March 31, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 46.9% for the three months ended March 31, 1999 from 31.4% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,214 (11.7%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase resulted primarily from the increases in volumes of oil and gas sold and downward revisions in the estimates of remaining oil reserves at December 31, 1998. These increases were partially offset by upward revisions in the estimates of remaining gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 16.3% for the three months ended March 31, 1999 from 17.1% for the three months ended March 31, 1998.

      General and administrative expenses increased $1,005 (4.8%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses decreased to 31.0% for the three months ended March 31, 1999 from 34.6% for the three months ended March 31, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      1999  totaling   $6,740,527  or  56.37%  of  Limited   Partners'   capital
      contributions.

      I-C PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1999             1998
                                                  -------          --------
      Oil and gas sales                           $77,494          $186,396
      Oil and gas production expenses             $43,587          $ 57,398
      Barrels produced                              3,263             4,239
      Mcf produced                                 26,566            40,637
      Average price/Bbl                           $ 10.33          $  13.20
      Average price/Mcf                           $  1.65          $   3.21

      As shown in the table above, total oil and gas sales decreased $108,902 (58.4%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $13,000 and $45,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $9,000 and $41,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 976 barrels and 14,071 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decreases in volumes of oil and gas sold resulted primarily from production difficulties on one significant well and normal declines in production. Average oil and gas prices decreased to $10.33 per barrel and $1.65 per Mcf, respectively, for the three months ended March 31, 1999 from $13.20 per barrel and $3.21 per Mcf, respectively, for the three months ended March 31, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $13,811 (24.1%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from (i) decreases in production taxes associated with the decrease in oil and gas sales, (ii) repair and maintenance expenses incurred on two significant wells during the three months ended March 31, 1998, and (iii) a refund of prior period ad valorem taxes made by the operator on one significant well during the three months ended March 31, 1999. As a percentage of oil and gas sales, these expenses increased to 56.2% for the three months ended March 31, 1999 from 30.8% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,072 (14.5%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from the decreases in volumes of oil and gas sold, which decrease was partially offset by downward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense increased to 8.1% for the three months ended March 31, 1999 from 4.0% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $770 (2.5%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 40.5% for the three months ended March 31, 1999 from 16.4% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      1999  totaling   $8,244,300  or  92.79%  of  Limited   Partners'   capital
      contributions.

      I-D PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $132,226         $293,660
      Oil and gas production expenses             $ 53,484         $ 48,880
      Barrels produced                               2,338            3,420
      Mcf produced                                  79,547          110,042
      Average price/Bbl                           $  10.87         $  14.33
      Average price/Mcf                           $   1.34         $   2.22

      As shown in the table above, total oil and gas sales decreased $161,434 (55.0%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $16,000 and $68,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $70,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 1,082 barrels and 30,495 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease in volumes of oil sold resulted primarily from production difficulties on one significant well. The decrease in volumes of gas sold resulted primarily from (i) production difficulties on one significant well, (ii) the sale of several wells during 1998, and (iii) the I-D Partnership receiving a reduced percentage of sales on one significant well during the three months ended March 31, 1999 due to its overproduced gas balancing position in that well. Average oil and gas prices decreased to $10.87 per barrel and $1.34 per Mcf, respectively, for the three months ended March 31, 1999 from $14.33 per barrel and $2.22 per Mcf, respectively, for the three months ended March 31, 1998.

      The I-D Partnership sold certain oil and gas properties during the three months ended March 31, 1998 and recognized a $147,050 gain on such sales. No such gains were recognized on sales of oil and gas properties during the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $4,604 (9.4%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase resulted primarily from (i) ad valorem taxes being paid on several wells during the three months ended March 31, 1999, (ii) workover expenses incurred on one significant well during the three months ended March 31, 1999 in order to improve the recovery of reserves, and (iii) a general increase in repair and maintenance expenses incurred on several wells. These increases were partially offset by decreases in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 40.4% for the three months ended March 31, 1999 from 16.6% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,427 (9.0%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, this expense increased to 13.1% for the three months ended March 31, 1999 from 5.4% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $635 (2.5%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 20.1% for the three months ended March 31, 1999 from 8.8% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      1999  totaling   $14,138,175  or  196.51%  of  Limited  Partners'  capital
      contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                  1999              1998
                                                --------         ----------
      Oil and gas sales                         $704,902         $1,065,375
      Oil and gas production expenses           $298,451         $  288,964
      Barrels produced                            16,232             15,983
      Mcf produced                               368,855            422,771
      Average price/Bbl                         $  10.50         $    14.95
      Average price/Mcf                         $   1.45         $     1.95

      As shown in the table above, total oil and gas sales decreased $360,473 (33.8%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $105,000 was related to a decrease in volumes of gas sold and approximately $72,000 and $187,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil sold increased 249 barrels, while volumes of gas sold decreased 53,916 Mcf for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease in volumes of gas sold resulted primarily from (i) the sale of several wells during 1998 and (ii) the I-E Partnership receiving a reduced percentage of sales on one significant well during the three months ended March 31, 1999 due to its overproduced gas balancing position in that well. Average oil and gas prices decreased to $10.50 per barrel and $1.45 per Mcf, respectively, for the three months ended March 31, 1999 from $14.95 per barrel and $1.95 per Mcf, respectively, for the three months ended March 31, 1998.

      The I-E Partnership sold certain oil and gas properties during the three months ended March 31, 1998 and recognized a $659,596 gain on such sales. No such gains were recognized on sales of oil and gas properties during the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $9,487 (3.3%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase resulted primarily from (i) ad valorem taxes being paid on several wells during the three months ended March 31, 1999, (ii) workover expenses incurred on one significant well during the three months ended March 31, 1999 in order to improve the recovery of reserves, and (iii) a general increase in repair and maintenance expenses incurred on several wells. These increases were partially offset by decreases in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 42.3% for the three months ended March 31, 1999 from 27.1% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $15,465 (10.1%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 19.5% for the three months ended March 31, 1999 from 14.4% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $4,134 (2.7%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 21.9% for the three months ended March 31, 1999 from 14.1% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      1999  totaling   $53,668,552  or  128.27%  of  Limited  Partners'  capital
      contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1999              1998
                                                  --------         --------
      Oil and gas sales                           $214,456         $366,302
      Oil and gas production expenses             $107,209         $120,910
      Barrels produced                               7,780            7,867
      Mcf produced                                  81,922          113,169
      Average price/Bbl                           $  10.57         $  14.99
      Average price/Mcf                           $   1.61         $   2.19

      As shown in the table above, total oil and gas sales decreased $151,846 (41.5%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. Of this decrease, approximately $69,000 was related to a decrease in volumes of gas sold and approximately $34,000 and $48,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 87 barrels and 31,247 Mcf, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease in volumes of gas sold resulted primarily from (i) the sale of several wells during 1998, (ii) the I-F Partnership receiving a reduced percentage of sales on two significant wells during the three months ended March 31, 1999 due to its overproduced gas balancing positions in those wells, and (iii) normal declines in production. Average oil and gas prices decreased to $10.57 per barrel and $1.61 per Mcf, respectively, for the three months ended March 31, 1999 from $14.99 per barrel and $2.19 per Mcf, respectively, for the three months ended March 31, 1998.

      The I-F Partnership sold certain oil and gas properties during the three months ended March 31, 1998 and recognized a $287,759 gain on such sales. No such gains were recognized on sales of oil and gas properties during the three months ended March 31, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $13,701 (11.3%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from (i) decreases in production taxes associated with the decrease in oil and gas sales and (ii) the sale of several wells during 1998. As a percentage of oil and gas sales, these expenses increased to 50.0% for the three months ended March 31, 1999 from 33.0% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $8,726 (18.0%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease resulted primarily from the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 18.5% for the three months ended March 31, 1999 from 13.2% for the three months ended March 31, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,475 (2.9%) for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. As a percentage of oil and gas sales, these expenses increased to 24.7% for the three months ended March 31, 1999 from 14.1% for the three months ended March 31, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received cash  distributions  through March 31,
      1999  totaling   $17,986,664  or  125.60%  of  Limited  Partners'  capital
      contributions.


YEAR 2000 COMPUTER ISSUES
-------------------------

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

      The effects of Y2K are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Partnerships, Samson, and their vendors, customers, and business partners, as well as with regulators. The potential risks associated with Y2K for an oil and gas production company fall into three general areas: (i) financial, leasehold and administrative computer systems, (ii) imbedded systems in field process control units, and (iii) third party exposures. As discussed below, General Partner does not believe that these risks will be material to the Partnerships' operations.

      The Partnerships' business is producing oil and gas. The day-to-day production of the Partnerships' oil and gas is not dependent on computers or equipment with imbedded chips. As further discussed below, management anticipates that the Partnerships' daily business activities will not be materially affected by Y2K.

      The Partnerships rely on Samson to provide all of their operational and administrative services on either a direct or indirect basis. Samson is addressing each of the three Y2K areas discussed above through a readiness process that seeks to:

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

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of May 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:

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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 2nd quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than June 30, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Partnerships.

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

      With respect to oil and gas production and processing equipment, neither Samson nor the Partnerships operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these are in the process of being tested by the respective vendors and are expected to be Y2K compliant or replaced no later than June 30, 1999. Oil and gas production related to such equipment is very minor with respect to the entire Samson group, and, in fact, the Partnerships' production may not use such equipment at all.

      Office machines are currently being tested by Samson and vendors. It is expected that such machines will be made compliant or replaced no later than June 30, 1999.

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

      It is important to note that third party oil and gas purchasers have significant incentives to avoid disruptions arising from a Y2K failure. For example, most of these parties are under contractual obligations to purchase oil and gas or disperse revenues to Samson. The failure to do so will result in contractual and statutory penalties. Therefore, Samson believes that it is unlikely that there will be material third party non-compliance with purchase and remittance obligations as a result of Y2K issues.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                           PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           27.1 Financial Data Schedule containing summary financial information extracted from the I-B Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

           27.2 Financial Data Schedule containing summary financial information extracted from the I-C Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

           27.3 Financial Data Schedule containing summary financial information extracted from the I-D Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

           27.4 Financial Data Schedule containing summary financial information extracted from the I-E Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

           27.5 Financial Data Schedule containing summary financial information extracted from the I-F Partnership's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

                        All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K.

          Current Report on Form 8-K filed during the first quarter of 1999:

                  Date of Event:                  January 29, 1999
                  Date filed with the SEC:        January 29, 1999
                  Items Included:                 Item 5 - Other Events
                                                  Item 7 - Exhibits

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  May 13, 1999                 By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  May 13, 1999                 By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-B's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-C's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-D's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-E's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-F's financial statements as of March 31, 1999 and for the three months ended March 31, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.