Form 10-Q
period 1999-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 1999-08-12
CIK 780200, 791067, 799178, 806613, 811031

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1999


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
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  1999            1998
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $  1,358          $ 20,930
   Accounts receivable:
      Oil and gas sales                           46,536            18,364
      General Partner (Note 2)                         -             6,814
                                                --------          --------
        Total current assets                    $ 47,894          $ 46,108

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 270,964           275,445

DEFERRED CHARGE                                   74,248            74,248
                                                --------          --------
                                                $393,106          $395,801
                                                ========          ========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $ 10,803          $ 24,273
                                                --------          --------
        Total current liabilities               $ 10,803          $ 24,273

ACCRUED LIABILITY                               $ 23,490          $ 23,490

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($106,158)        ($107,999)
   Limited Partners, issued and
      outstanding, 11,958 units                  464,971           456,037
                                                --------          --------
        Total Partners' capital                 $358,813          $348,038
                                                --------          --------
                                                $393,106          $395,801
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999               1998
                                               --------           --------

REVENUES:
   Oil and gas sales                            $58,914            $59,328
   Interest income                                   10                210
   Loss on sale of oil and gas
      properties                                      -           (    106)
                                                -------            -------
                                                $58,924            $59,432

COSTS AND EXPENSES:
   Lease operating                              $11,258            $13,188
   Production tax                                 3,672              3,608
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 10,423             11,551
   General and administrative
      (Note 2)                                   13,789             12,875
                                                -------            -------
                                                $39,142            $41,222
                                                -------            -------

NET INCOME                                      $19,782            $18,210
                                                =======            =======
GENERAL PARTNER - NET INCOME                    $ 1,405            $ 1,362
                                                =======            =======
LIMITED PARTNERS - NET INCOME                   $18,377            $16,848
                                                =======            =======
NET INCOME per unit                             $  1.53            $  1.41
                                                =======            =======
UNITS OUTSTANDING                                11,958             11,958
                                                =======            =======


         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999               1998
                                               ---------          ---------

REVENUES:
   Oil and gas sales                            $130,296           $120,200
   Interest income                                    68                732
   Loss on sale of oil and gas
      properties                                       -          (     106)
                                                --------           --------
                                                $130,364           $120,826

COSTS AND EXPENSES:
   Lease operating                              $ 40,729           $ 29,009
   Production tax                                  7,687              6,930
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  22,049             21,963
   General and administrative
      (Note 2)                                    35,886             33,967
                                                --------           --------
                                                $106,351           $ 91,869
                                                --------           --------

NET INCOME                                      $ 24,013           $ 28,957
                                                ========           ========
GENERAL PARTNER - NET INCOME                    $  2,079           $  2,290
                                                ========           ========
LIMITED PARTNERS - NET INCOME                   $ 21,934           $ 26,667
                                                ========           ========
NET INCOME per unit                             $   1.83           $   2.23
                                                ========           ========
UNITS OUTSTANDING                                 11,958             11,958
                                                ========           ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999               1998
                                               -------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $24,013            $ 28,957
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              22,049              21,963
      Loss on sale of oil and gas
        properties                                   -                 106
      (Increase) decrease in accounts
        receivable - oil and gas sales        ( 28,172)             17,140
      Decrease in accounts receivable -
        General Partner                          6,814                   -
      Decrease in accounts payable            ( 13,470)          (   4,432)
                                               -------            --------
Net cash provided by operating
   activities                                  $11,234            $ 63,734
                                               -------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($17,824)          ($    105)
   Proceeds from sale of oil and gas
      properties                                   256                   -
                                               -------            --------
Net cash used by investing
   activities                                 ($17,568)          ($    105)
                                               -------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($13,238)          ($109,586)
                                               -------            --------
Net cash used by financing activities         ($13,238)          ($109,586)
                                               -------            --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                ($19,572)          ($ 45,957)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          20,930              77,028
                                               -------            --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $ 1,358            $ 31,071
                                               =======            ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  1999            1998
                                              -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 32,891          $ 33,065
   Accounts receivable:
      Oil and gas sales                           71,914            51,790
      General Partner (Note 2)                         -            18,767
                                                --------          --------
        Total current assets                    $104,805          $103,622

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 165,833           175,640

DEFERRED CHARGE                                   80,059            80,059
                                                --------          --------
                                                $350,697          $359,321
                                                ========          ========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $ 12,500          $ 13,520
                                                --------          --------
        Total current liabilities               $ 12,500          $ 13,520

ACCRUED LIABILITY                               $ 12,927          $ 12,927

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($ 96,455)        ($ 96,039)
   Limited Partners, issued and
      outstanding, 8,885 units                   421,725           428,913
                                                --------          --------
        Total Partners' capital                 $325,270          $332,874
                                                --------          --------
                                                $350,697          $359,321
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999             1998
                                              ----------        ---------

REVENUES:
   Oil and gas sales                           $110,881          $95,699
   Interest income                                  135              703
   Loss on sale of oil and gas
      properties                                      -         (     20)
                                               --------          -------
                                               $111,016          $96,382

COSTS AND EXPENSES:
   Lease operating                             $ 21,516          $46,870
   Production tax                                 5,902            6,739
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  6,778            5,618
   General and administrative
      (Note 2)                                   25,538           24,549
                                               --------          -------
                                               $ 59,734          $83,776
                                               --------          -------

NET INCOME                                     $ 51,282          $12,606
                                               ========          =======
GENERAL PARTNER - NET INCOME                   $  2,829          $   819
                                               ========          =======
LIMITED PARTNERS - NET INCOME                  $ 48,453          $11,787
                                               ========          =======
NET INCOME per unit                            $   5.45          $  1.33
                                               ========          =======
UNITS OUTSTANDING                                 8,885            8,885
                                               ========          =======


         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ----------        ----------

REVENUES:
   Oil and gas sales                           $188,375          $282,095
   Interest income                                  338             1,990
   Loss on sale of oil and gas
      properties                                      -         (      20)
                                               --------          --------
                                               $188,713          $284,065

COSTS AND EXPENSES:
   Lease operating                             $ 60,499          $ 93,931
   Production tax                                10,506            17,076
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 13,084            12,996
   General and administrative
      (Note 2)                                   56,920            55,161
                                               --------          --------
                                               $141,009          $179,164
                                               --------          --------

NET INCOME                                     $ 47,704          $104,901
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $  2,892          $  5,665
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $ 44,812          $ 99,236
                                               ========          ========
NET INCOME per unit                            $   5.04          $  11.17
                                               ========          ========
UNITS OUTSTANDING                                 8,885             8,885
                                               ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                                                 1999               1998
                                               ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $47,704           $104,901
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               13,084             12,996
      Loss on sale of oil and gas
        properties                                    -                 20
      (Increase) decrease in accounts
        receivable - oil and gas sales         ( 20,124)            47,944
      Decrease in accounts receivable -
        General Partner                          18,767                  -
      Decrease in accounts payable             (  1,020)         (   6,519)
                                                -------           --------
Net cash provided by operating
   activities                                   $58,411           $159,342
                                                -------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 3,325)         ($     20)
   Proceeds from sale of oil and
      gas properties                                 48                  -
                                                -------           --------
Net cash used by investing activities          ($ 3,277)         ($     20)
                                                -------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($55,308)         ($258,833)
                                                -------           --------
Net cash used by financing activities          ($55,308)         ($258,833)
                                                -------           --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($   174)         ($ 99,511)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           33,065            141,699
                                                -------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $32,891           $ 42,188
                                                =======           ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                              June 30,         December 31,
                                                1999              1998
                                             ----------        ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $133,954            $167,361
   Accounts receivable:
      Oil and gas sales                        127,906             134,477
                                              --------            --------
        Total current assets                  $261,860            $301,838

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               576,449             605,793

DEFERRED CHARGE                                 66,062              66,062
                                              --------            --------
                                              $904,371            $973,693
                                              ========            ========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $ 10,766            $  9,270
   Gas imbalance payable                        43,521              43,521
                                              --------            --------
        Total current liabilities             $ 54,287            $ 52,791

ACCRUED LIABILITY                             $ 14,456            $ 14,456

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($ 54,664)          ($ 53,161)
   Limited Partners, issued and
      outstanding, 7,195 units                 890,292             959,607
                                              --------            --------
        Total Partners' capital               $835,628            $906,446
                                              --------            --------
                                              $904,371            $973,693
                                              ========            ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ----------        ----------

REVENUES:
   Oil and gas sales                           $190,167          $186,722
   Interest income                                1,174             3,307
   Gain on sale of oil and gas
      properties                                      -           108,746
                                               --------          --------
                                               $191,341          $298,775

COSTS AND EXPENSES:
   Lease operating                             $ 10,021          $ 26,529
   Production tax                                12,849            13,884
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 12,744            11,703
   General and administrative
      (Note 2)                                   22,038            21,684
                                               --------          --------
                                               $ 57,652          $ 73,800
                                               --------          --------

NET INCOME                                     $133,689          $224,975
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 21,662          $ 34,889
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $112,027          $190,086
                                               ========          ========
NET INCOME per unit                            $  15.57          $  26.42
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ---------         ----------

REVENUES:
   Oil and gas sales                           $322,393          $480,382
   Interest income                                2,580             6,088
   Gain on sale of oil and gas
      properties                                      -           255,796
                                               --------          --------
                                               $324,973          $742,266

COSTS AND EXPENSES:
   Lease operating                             $ 53,832          $ 57,471
   Production tax                                22,522            31,822
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 30,056            27,588
   General and administrative
      (Note 2)                                   48,556            47,567
                                               --------          --------
                                               $154,966          $164,448
                                               --------          --------

NET INCOME                                     $170,007          $577,818
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 29,322          $ 89,622
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $140,685          $488,196
                                               ========          ========
NET INCOME per unit                            $  19.55          $  67.85
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========


           The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                               ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $170,007          $577,818
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                30,056            27,588
      Gain on sale of oil and gas
        properties                                     -         ( 255,796)
      Decrease in accounts receivable -
        oil and gas sales                          6,571           109,050
      Increase (decrease) in accounts
        payable                                    1,496         (  21,144)
                                                --------          --------
Net cash provided by operating
   activities                                   $208,130          $437,516
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($    712)        ($  1,857)
   Proceeds from sale of oil and
      gas properties                                   -           268,638
                                                --------          --------
Net cash provided (used) by
   investing activities                        ($    712)         $266,781
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($240,825)        ($686,991)
                                                --------          --------
Net cash used by financing activities          ($240,825)        ($686,991)
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 33,407)         $ 17,306

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           167,361           274,109
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $133,954          $291,415
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 1999             1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  534,714        $   12,003
   Accounts receivable:
      Oil and gas sales                          637,538           651,445
      General Partner (Note 2)                   675,000                 -
                                              ----------        ----------
        Total current assets                  $1,847,252        $  663,448

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               3,924,995         4,191,663

DEFERRED CHARGE                                  570,545           570,545
                                              ----------        ----------
                                              $6,342,792        $5,425,656
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   71,415        $  209,486
   Gas imbalance payable                         115,808           115,808
                                              ----------        ----------
        Total current liabilities             $  187,223        $  325,294

ACCRUED LIABILITY                             $  151,490        $  151,490

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  112,305)      ($  232,100)
   Limited Partners, issued and
      outstanding, 41,839 units                6,116,384         5,180,972
                                              ----------        ----------
        Total Partners' capital               $6,004,079        $4,948,872
                                              ----------        ----------
                                              $6,342,792        $5,425,656
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ----------       -----------

REVENUES:
   Oil and gas sales                           $  949,135      $1,026,695
   Interest income                                  2,832          12,920
   Gain on sale of oil and gas
      properties                                        -         489,455
   Insurance settlement                           675,000               -
                                               ----------      ----------
                                               $1,626,967      $1,529,070

COSTS AND EXPENSES:
   Lease operating                             $  199,360      $  241,285
   Production tax                                  59,534          70,829
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  139,099         159,710
   General and administrative
      (Note 2)                                    124,059         122,432
                                               ----------      ----------
                                               $  522,052      $  594,256
                                               ----------      ----------

NET INCOME                                     $1,104,915      $  934,814
                                               ==========      ==========
GENERAL PARTNER - NET INCOME                   $  184,787      $  160,644
                                               ==========      ==========
LIMITED PARTNERS - NET INCOME                  $  920,128      $  774,170
                                               ==========      ==========
NET INCOME per unit                            $    21.99      $    18.51
                                               ==========      ==========
UNITS OUTSTANDING                                  41,839          41,839
                                               ==========      ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999             1998
                                              -----------      -----------

REVENUES:
   Oil and gas sales                          $1,654,037       $2,092,070
   Interest income                                 3,169           22,299
   Gain on sale of oil and gas
      properties                                       -        1,149,051
   Insurance settlement                          675,000                -
                                              ----------       ----------
                                              $2,332,206       $3,263,420

COSTS AND EXPENSES:
   Lease operating                            $  447,730       $  456,139
   Production tax                                109,615          144,939
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 276,642          312,718
   General and administrative
      (Note 2)                                   278,611          272,850
                                              ----------       ----------
                                              $1,112,598       $1,186,646
                                              ----------       ----------

NET INCOME                                    $1,219,608       $2,076,774
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  221,196       $  351,952
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $  998,412       $1,724,822
                                              ==========       ==========
NET INCOME per unit                           $    23.86       $    41.23
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,219,608        $2,076,774
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               276,642           312,718
      Gain on sale of oil and gas
        properties                                     -       ( 1,149,051)
      Decrease in accounts receivable -
        oil and gas sales                         13,907           367,750
      Increase in accounts receivable -
        General Partner                      (   675,000)                -
      Decrease in accounts receivable -
        other                                          -            69,917
      Decrease in accounts payable           (   138,071)      (   178,137)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $  697,086        $1,499,971
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   10,537)      ($    5,120)
   Proceeds from sale of oil and
      gas properties                                 563         1,279,412
                                              ----------        ----------
Net cash provided (used) by
   investing activities                      ($    9,974)       $1,274,292
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($  164,401)      ($2,476,183)
                                              ----------        ----------
Net cash used by financing activities        ($  164,401)      ($2,476,183)
                                              ----------        ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $  522,711        $  298,080

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            12,003           827,775
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  534,714        $1,125,855
                                              ==========        ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 1999             1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $    1,649        $    5,457
   Accounts receivable:
      Oil and gas sales                          196,118           195,444
      General Partner (Note 2)                   472,500                 -
                                              ----------        ----------
        Total current assets                  $  670,267        $  200,901

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,232,854         1,311,368

DEFERRED CHARGE                                  346,704           346,704
                                              ----------        ----------
                                              $2,249,825        $1,858,973
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  201,861        $  406,740
   Gas imbalance payable                          38,738            38,738
                                              ----------        ----------
        Total current liabilities             $  240,599        $  445,478

ACCRUED LIABILITY                             $  109,153        $  109,153

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            $    6,482       ($   94,547)
   Limited Partners, issued and
      outstanding, 14,321 units                1,893,591         1,398,889
                                              ----------        ----------
        Total Partners' capital               $1,900,073        $1,304,342
                                              ----------        ----------
                                              $2,249,825        $1,858,973
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ----------        ----------

REVENUES:
   Oil and gas sales                           $296,738          $320,633
   Interest income                                  751             4,545
   Gain on sale of oil and
      gas properties                                  -            45,507
   Insurance settlement                         472,500                 -
                                               --------          --------
                                               $769,989          $370,685

COSTS AND EXPENSES:
   Lease operating                             $ 84,253          $118,870
   Production tax                                17,161            20,716
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 44,513            47,513
   General and administrative
      (Note 2)                                   42,987            42,403
                                               --------          --------
                                               $188,914          $229,502
                                               --------          --------

NET INCOME                                     $581,075          $141,183
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 93,281          $ 27,147
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $487,794          $114,036
                                               ========          ========
NET INCOME per unit                            $  34.06          $   7.96
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999               1998
                                              ----------        -----------

REVENUES:
   Oil and gas sales                           $511,194          $  686,935
   Interest income                                  761               7,719
   Gain on sale of oil and
      gas properties                                  -             333,266
   Insurance settlement                         472,500                   -
                                               --------          ----------
                                               $984,455          $1,027,920

COSTS AND EXPENSES:
   Lease operating                             $177,452          $  216,106
   Production tax                                31,171              44,390
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 84,166              95,892
   General and administrative
      (Note 2)                                   95,935              93,876
                                               --------          ----------
                                               $388,724          $  450,264
                                               --------          ----------

NET INCOME                                     $595,731          $  577,656
                                               ========          ==========
GENERAL PARTNER - NET INCOME                   $101,029          $   98,915
                                               ========          ==========
LIMITED PARTNERS - NET INCOME                  $494,702          $  478,741
                                               ========          ==========
NET INCOME per unit                            $  34.54          $    33.43
                                               ========          ==========
UNITS OUTSTANDING                                14,321              14,321
                                               ========          ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                  GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
                GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                1999               1998
                                              --------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $595,731            $577,656
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              84,166              95,892
      Gain on sale of oil and gas
        properties                                   -           ( 333,266)
      (Increase) decrease in accounts
        receivable - oil and gas sales       (     674)            102,750
      Increase in accounts receivable -
        General Partner                      ( 472,500)                  -
      Decrease in accounts receivable -
        other                                        -              48,942
      Decrease in accounts payable           ( 204,879)          (  15,282)
                                              --------            --------
Net cash provided by operating
   activities                                 $  1,844            $476,692
                                              --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($  7,333)          ($  2,180)
   Proceeds from sale of oil and
      gas properties                             1,681             435,797
                                              --------            --------
Net cash provided (used) by
   investing activities                      ($  5,652)           $433,617
                                              --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         $      -           ($885,693)
                                              --------            --------
Net cash used by financing activities         $      -           ($885,693)
                                              --------            --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($  3,808)           $ 24,616

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           5,457             251,220
                                              --------            --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  1,649            $275,836
                                              ========            ========

         The accompanying condensed notes are an integral part of these combined financial statements.

              GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
              CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 1999, combined statements of operations for the three and six months ended June 30, 1999 and 1998, and combined statements of cash flows for the six months ended June 30, 1999 and 1998 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 1999, the combined results of operations for the three and six months ended June 30, 1999 and 1998, and the combined cash flows for the six months ended June 30, 1999 and 1998.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-B                  $2,476                   $ 11,313
               I-C                   2,156                     23,382
               I-D                   2,052                     19,986
               I-E                   7,839                    116,220
               I-F                   3,207                     39,780

      During the six months ended June 30, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-B                  $13,260                  $ 22,626
               I-C                   10,156                    46,764
               I-D                    8,584                    39,972
               I-E                   46,171                   232,440
               I-F                   16,375                    79,560


      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      The accounts receivable - general partner at December 31, 1998 for the I-B and I-C Partnerships represent refunds due for indirect general and administrative expenses as a result of expense limitations imposed by the Partnership Agreements. This receivable was collected during the first quarter of 1999.

      The accounts receivable - general partner at June 30, 1999 for the I-E and I-F Partnerships represent proceeds from an insurance settlement discussed below in Liquidity and Capital Resources. Such receivables were subsequently collected and will be included in the I-E and I-F Partnerships' August 1999 cash distributions.

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 1999 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      During the six months ended June 30, 1999, the I-B and I-C Partnerships invested approximately $18,000 and $3,000, respectively, in the recompletion of the Unit 30-11 #1 well located in Jefferson Davis County, Mississippi in order to improve the recovery of reserves. This recompletion was successful. The I-B and I-C Partnerships own 2.5% and 0.5% working interests, respectively, in this well.

      In August 1999, the I-E and I-F Partnerships received insurance settlement proceeds amounts of $675,000 and $472,500, respectively, for the costs incurred to drill the State Lease 8191 No. 4 well in St. Bernard Parish, Louisiana for the purpose of relieving pressure in another well which suffered a blowout during a workover attempt. This new well was completed as a producing gas well in 1998. The insurance proceeds amounts will be included in the Partnerships' August 1999 cash distributions.

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

      I-B PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1999            1998
                                                  -------          -------
      Oil and gas sales                           $58,914          $59,328
      Oil and gas production expenses             $14,930          $16,796
      Barrels produced                                373              265
      Mcf produced                                 29,215           28,541
      Average price/Bbl                           $ 16.69          $ 11.15
      Average price/Mcf                           $  1.80          $  1.98

      As shown in the table above, total oil and gas sales decreased $414 (0.7%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this decrease, approximately $5,000 was related to a decrease in the average price of gas sold, which decrease was partially offset by increases of approximately $1,200 and $1,300, respectively, related to increases in volumes of oil and gas sold and approximately $2,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold increased 108 barrels and 674 Mcf, respectively, for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Average oil prices increased to $16.69 per barrel for the three months ended June 30, 1999 from $11.15 per barrel for the three months ended June 30, 1998. Average gas prices decreased to $1.80 per Mcf for the three months ended June 30, 1999 from $1.98 per Mcf for the three months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $1,866 (11.1%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to a decrease in repair and maintenance expenses incurred on two significant wells during the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 25.3% for the three months ended June 30, 1999 from 28.3% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increase in the average price of oil sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,128 (9.8%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, this expense decreased to 17.7% for the three months ended June 30, 1999 from 19.5% for the three months ended June 30, 1998.

      General and administrative expenses increased $914 (7.1%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 23.4% for the three months ended June 30, 1999 from 21.7% for the three months ended June 30, 1998.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                   1999              1998
                                                 --------          --------
      Oil and gas sales                          $130,296          $120,200
      Oil and gas production expenses            $ 48,416          $ 35,939
      Barrels produced                              1,007               736
      Mcf produced                                 70,425            52,879
      Average price/Bbl                          $  12.48          $  13.17
      Average price/Mcf                          $   1.67          $   2.09

      As shown in the table above, total oil and gas sales increased $10,096 (8.4%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this increase, approximately $4,000 and $37,000, respectively, were related to increases in volumes of oil and gas sold, which increases were partially offset by a decrease of approximately $30,000 related to a decrease in the average price of gas sold. Volumes of oil and gas sold increased 271 barrels and 17,546 Mcf, respectively, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The increase in volumes of gas sold was primarily due to
      (i) the successful drilling and completion of one well in late 1998 and another well in early 1999 and (ii) the successful workover of one significant well in late 1998 in order to improve the recovery of reserves. The I-B Partnership has an overriding royalty interest in both of the new wells. Average oil and gas prices decreased to $12.48 per barrel and $1.67 per Mcf, respectively, for the six months ended June 30, 1999 from $13.17 per barrel and $2.09 per Mcf, respectively, for the six months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $12,477 (34.7%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This increase was primarily due to workover expenses incurred on one significant well during the six months ended June 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 37.2% for the six months ended June 30, 1999 from 29.9% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold and the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $86 (0.4%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, this expense decreased to 16.9% for the six months ended June 30, 1999 from 18.3% for the six months ended June 30, 1998.

      General and administrative expenses increased $1,919 (5.6%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 27.5% for the six months ended June 30, 1999 from 28.3% for the six months ended June 30, 1998.

      The Limited  Partners have received  cash  distributions  through June 30,
      1999  totaling   $6,740,527  or  56.37%  of  Limited   Partners'   capital
      contributions.

      I-C PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                     1999           1998
                                                  --------         -------
      Oil and gas sales                           $110,881         $95,699
      Oil and gas production expenses             $ 27,418         $53,609
      Barrels produced                               4,355           3,143
      Mcf produced                                  23,457          31,455
      Average price/Bbl                           $  14.70         $ 11.45
      Average price/Mcf                           $   2.00         $  1.90

      As shown in the table above, total oil and gas sales increased $15,182 (15.9%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this increase, approximately $14,000 was related to an increase in volumes of oil sold and approximately $14,000 and $2,000, respectively, were related to increases in the average prices of oil and gas sold, which increases were partially offset by a decrease of approximately $15,000 related to a decrease in volumes of gas sold. Volumes of oil sold increased 1,212 barrels and volumes of gas sold decreased 7,998 Mcf for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The increase in volumes of oil sold was primarily due to the sale of oil on several wells which had previously been curtailed due to low oil prices, which increase was partially offset by production difficulties on one significant well. The decrease in volumes of gas sold was primarily due to production difficulties on one significant well. Average oil and gas prices increased to $14.70 per barrel and $2.00 per Mcf, respectively, for the three months ended June 30, 1999 from $11.45 per barrel and $1.90 per Mcf, respectively, for the three months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $26,191 (48.9%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to (i) a negative adjustment of prior period lease operating expenses made by the operator on one significant well during the three months ended June 30, 1999 and (ii) repair and maintenance expenses incurred on one significant well during the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 24.7% for the three months ended June 30, 1999 from 56.0% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,160 (20.6%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This increase was primarily due to the increase in volumes of oil sold and downward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense increased to 6.1% for the three months ended June 30, 1999 from 5.9% for the three months ended June 30, 1998.

      General and administrative expenses increased $989 (4.0%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 23.0% for the three months ended June 30, 1999 from 25.7% for the three months ended June 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                   1999              1998
                                                 --------          --------
      Oil and gas sales                          $188,375          $282,095
      Oil and gas production expenses            $ 71,005          $111,007
      Barrels produced                              7,618             7,382
      Mcf produced                                 50,023            72,092
      Average price/Bbl                          $  12.83          $  12.45
      Average price/Mcf                          $   1.81          $   2.64

      As shown in the table above, total oil and gas sales decreased $93,720 (33.2%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $58,000 was related to a decrease in volumes of gas sold and approximately $41,000 was related to a decrease in the average price of gas sold. Volumes of oil sold increased 236 barrels and volumes of gas sold decreased 22,069 Mcf for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease in volumes of gas sold was primarily due to production difficulties on one significant well. Average oil prices increased to $12.83 per barrel for the six months ended June 30, 1999 from $12.45 per barrel for the six months ended June 30, 1998. Average gas prices decreased to $1.81 per Mcf for the six months ended June 30, 1999 from $2.64 per Mcf for the six months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $40,002 (36.0%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) a refund of prior period ad valorem taxes made by the operator on one significant well during the six months ended June 30, 1999, (ii) repair and maintenance expenses incurred on one significant well during the six months ended June 30, 1998, and (iii) a negative adjustment of prior period lease operating expenses made by the operator on one significant well during the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 37.7% for the six months ended June 30, 1999 from 39.4% for the six months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses, which decrease was partially offset by the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $88 (0.7%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, this expense increased to 6.9% for the six months ended June 30, 1999 from 4.6% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in the average price of gas sold.

      General and administrative expenses increased $1,759 (3.2%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 30.2% for the six months ended June 30, 1999 from 19.6% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      1999   totaling   $8,263,300  or  93.0%  of  Limited   Partners'   capital
      contributions.

      I-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $190,167         $186,722
      Oil and gas production expenses             $ 22,870         $ 40,413
      Barrels produced                               2,471            2,913
      Mcf produced                                  71,934           78,709
      Average price/Bbl                           $  13.51         $  11.95
      Average price/Mcf                           $   2.18         $   1.93

      As shown in the table above, total oil and gas sales increased $3,445 (1.8%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this increase, approximately $4,000 and $18,000, respectively, were related to increases in the average prices of oil and gas sold, which increases were partially offset by decreases of approximately $5,000 and $13,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 442 barrels and 6,775 Mcf, respectively, for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The decrease in volumes of gas sold was primarily due to production difficulties on one significant well during the three months ended June 30, 1999, which decrease was partially offset by a negative prior period volume adjustment made by the operator on another significant well during the three months ended June 30, 1998. Average oil and gas prices increased to $13.51 per barrel and $2.18 per Mcf, respectively, for the three months ended June 30, 1999 from $11.95 per barrel and $1.93 per Mcf, respectively, for the three months ended June 30, 1998.

      The I-D Partnership sold certain oil and gas properties during the three months ended June 30, 1998 and recognized a $108,746 gain on such sales. No such gains were recognized on sales of oil and gas properties during the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $17,543 (43.4%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to a negative adjustment of prior period lease operating expenses made by the operator on one significant well during the three months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 12.0% for the three months ended June 30, 1999 from 21.6% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,041 (8.9%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, this expense increased to 6.7% for the three months ended June 30, 1999 from 6.3% for the three months ended June 30, 1998.

      General and administrative expenses increased $354 (1.6%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses remained constant at 11.6% for the three months ended June 30, 1999 and the three months ended June 30, 1998.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $322,393         $480,382
      Oil and gas production expenses             $ 76,354         $ 89,293
      Barrels produced                               4,809            6,333
      Mcf produced                                 151,481          188,751
      Average price/Bbl                           $  12.23         $  13.23
      Average price/Mcf                           $   1.74         $   2.10

      As shown in the table above, total oil and gas sales decreased $157,989 (32.9%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $20,000 and $78,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $5,000 and $55,000, respectively, were related to decreases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,524 barrels and 37,270 Mcf, respectively, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease in volumes of oil sold was primarily due to production difficulties on one significant well during the six months ended June 30, 1999. The decrease in volumes of gas sold was primarily due to production difficulties on one significant well during the six months ended June 30, 1999 and the sale of several wells during 1998. Average oil and gas prices decreased to $12.23 per barrel and $1.74 per Mcf, respectively, for the six months ended June 30, 1999 from $13.23 per barrel and $2.10 per Mcf, respectively, for the six months ended June 30, 1998.

      The I-D Partnership sold certain oil and gas properties during the six months ended June 30, 1998 and recognized a $255,796 gain on such sales. No such gains were recognized on sales of oil and gas properties during the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $12,939 (14.5%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) a negative adjustment of prior period lease operating expenses made by the operator on one significant well during the six months ended June 30, 1999. These decreases were partially offset by workover expenses incurred on several wells during the six months ended June 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 23.7% for the six months ended June 30, 1999 from 18.6% for the six months ended June 30, 1998. This percentage increase was primarily due to the workover expenses incurred in 1999 and the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $2,468 (8.9%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, this expense increased to 9.3% for the six months ended June 30, 1999 from 5.7% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $989 (2.1%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 15.1% for the six months ended June 30, 1999 from 9.9% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      1999  totaling   $14,218,175  or  197.62%  of  Limited  Partners'  capital
      contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  1999              1998
                                                --------         ----------
      Oil and gas sales                         $949,135         $1,026,695
      Oil and gas production expenses           $258,894         $  312,114
      Barrels produced                            14,779             17,876
      Mcf produced                               382,850            434,138
      Average price/Bbl                         $  14.86         $    11.53
      Average price/Mcf                         $   1.91         $     1.89

      As shown in the table above, total oil and gas sales decreased $77,560 (7.6%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this decrease, approximately $36,000 and $97,000, respectively, were related to decreases in volumes of oil and gas sold, which decreases were partially offset by an increase of $49,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 3,097 barrels and 51,288 Mcf, respectively, for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The decrease in volumes of oil sold was primarily due to
      (i) positive prior period volume adjustments made by the purchaser on three significant wells during the three months ended June 30, 1998 and
      (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to positive prior period volume adjustments made by the purchaser on two significant wells during the three months ended June 30, 1998. Average oil and gas prices increased to $14.86 per barrel and $1.91 per Mcf, respectively, for the three months ended June 30, 1999 from $11.53 per barrel and $1.89 per Mcf, respectively, for the three months ended June 30, 1998.

      The I-E Partnership sold certain oil and gas properties during the three months ended June 30, 1998 and recognized a $489,455 gain on such sales. No such gains were recognized on sales of oil and gas properties during the three months ended June 30, 1999.

      As discussed in Liquidity and Capital Resources above, the I-E Partnership recognized an insurance settlement in the amount of $675,000 during the three months ended June 30, 1999. No similar settlements occurred during the three months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $53,220 (17.1%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to workover expenses incurred on several wells during the three months ended June 30, 1998 in order to improve the recovery of reserves and abandonment expenses incurred on two wells during the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 27.3% for the three months ended June 30, 1999 from 30.4% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $20,611 (12.9%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 14.7% for the three months ended June 30, 1999 from 15.6% for the three months ended June 30, 1998.

      General and administrative expenses increased $1,627 (1.3%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 13.1% for the three months ended June 30, 1999 from 11.9% for the three months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   1999             1998
                                                ----------       ----------
      Oil and gas sales                         $1,654,037       $2,092,070
      Oil and gas production expenses           $  557,345       $  601,078
      Barrels produced                              31,011           33,859
      Mcf produced                                 751,705          856,909
      Average price/Bbl                         $    12.58       $    13.15
      Average price/Mcf                         $     1.68       $     1.92

      As shown in the table above, total oil and gas sales decreased $438,033 (20.9%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $202,000 was related to a decrease in volumes of gas sold and approximately $181,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 2,848 barrels and 105,204 Mcf, respectively, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease in volumes of gas sold was primarily due to the sale of several wells during 1998 and positive prior period volume adjustments made by the purchaser on two significant wells during the six months ended June 30, 1998. Average oil and gas prices decreased to $12.58 per barrel and $1.68 per Mcf, respectively, for the six months ended June 30, 1999 from $13.15 per barrel and $1.92 per Mcf, respectively, for the six months ended June 30, 1998.

      The I-E Partnership sold certain oil and gas properties during the six months ended June 30, 1998 and recognized a $1,149,051 gain on such sales. No such gains were recognized on sales of oil and gas properties during the six months ended June 30, 1999.

      As discussed in Liquidity and Capital Resources above, the I-E Partnership recognized an insurance settlement in the amount of $675,000 during the six months ended June 30, 1999. No similar settlements occurred during the six months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $43,733 (7.3%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 33.7% for the six months ended June 30, 1999 from 28.7% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $36,076 (11.5%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 16.7% for the six months ended June 30, 1999 from 14.9% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,761 (2.1%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 16.8% for the six months ended June 30, 1999 from 13.0% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      1999  totaling   $53,731,552  or  128.42%  of  Limited  Partners'  capital
      contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   1999              1998
                                                  --------         --------
      Oil and gas sales                           $296,738         $320,633
      Oil and gas production expenses             $101,414         $139,586
      Barrels produced                               7,180            8,327
      Mcf produced                                 101,289          107,539
      Average price/Bbl                           $  14.99         $  11.74
      Average price/Mcf                           $   1.87         $   2.07

      As shown in the table above, total oil and gas sales decreased $23,895 (7.5%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Of this decrease, approximately $13,000 and $13,000, respectively, were related to decreases in volumes of oil and gas sold and approximately $21,000 was related to a decrease in the average price of gas sold, which decreases were partially offset by an increase of approximately $23,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 1,147 barrels and 6,250 Mcf, respectively, for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The decrease in volumes of oil sold was primarily due to (i) positive prior period volume adjustments made by the purchaser on three significant wells during the three months ended June 30, 1999 and (ii) normal declines in production. Average oil prices increased to $14.99 per barrel for the three months ended June 30, 1999 from $11.74 per barrel for the three months ended June 30, 1998. Average gas prices decreased to $1.87 per Mcf for the three months ended June 30, 1999 from $2.07 per Mcf for the three months ended June 30, 1998.

      The I-F Partnership sold certain oil and gas properties during the three months ended June 30, 1998 and recognized a $45,507 gain on such sales. No such gains were recognized on sales of oil and gas properties during the three months ended June 30, 1999.

      As discussed in Liquidity and Capital Resources above, the I-F Partnership recognized an insurance settlement in the amount of $472,500 during the three months ended June 30, 1999. No similar settlements occurred during the three months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $38,172 (27.3%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. This decrease was primarily due to workover expenses incurred on several wells during the three months ended June 30, 1998 in order to improve the recovery of reserves and abandonment expenses incurred on two wells during the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 34.2% for the three months ended June 30, 1999 from 43.5% for the three months ended June 30, 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,000 (6.3%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, this expense increased to 15.0% for the three months ended June 30, 1999 from 14.8% for the three months ended June 30, 1998.

      General and administrative expenses increased $584 (1.4%) for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 14.5% for the three months ended June 30, 1999 from 13.2% for the three months ended June 30, 1998.

      SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                                                  Six months Ended June 30,
                                                  -------------------------
                                                   1999              1998
                                                  --------         --------
      Oil and gas sales                           $511,194         $686,935
      Oil and gas production expenses             $208,623         $260,496
      Barrels produced                              14,960           16,194
      Mcf produced                                 183,211          220,708
      Average price/Bbl                           $  12.69         $  13.32
      Average price/Mcf                           $   1.75         $   2.14

      As shown in the table above, total oil and gas sales decreased $175,741 (25.6%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Of this decrease, approximately $80,000 was related to a decrease in volumes of gas sold and approximately $70,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 1,234 barrels and 37,497 Mcf, respectively, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease in volumes of gas sold was primarily due to (i) the sale of several wells during 1998, (ii) a negative prior period volume adjustment made by the purchaser on one significant well during the six months ended June 30, 1999, and (iii) normal declines in production. Average oil and gas prices decreased to $12.69 per barrel and $1.75 per Mcf, respectively, for the six months ended June 30, 1999 from $13.32 per barrel and $2.14 per Mcf, respectively, for the six months ended June 30, 1998.

      The I-F Partnership sold certain oil and gas properties during the six months ended June 30, 1998 and recognized a $333,266 gain on such sales. No such gains were recognized on sales of oil and gas properties during the six months ended June 30, 1999.

      As discussed in Liquidity and Capital Resources above, the I-F Partnership recognized an insurance settlement in the amount of $472,500 during the six months ended June 30, 1999. No similar settlements occurred during the six months ended June 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $51,873 (19.9%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to (i) workover expenses incurred on several wells during the six months ended June 30, 1998 in order to improve the recovery of reserves and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 40.8% for the six months ended June 30, 1999 from 37.9% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $11,726 (12.2%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 16.5% for the six months ended June 30, 1999 from 14.0% for the six months ended June 30, 1998. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,059 (2.2%) for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. As a percentage of oil and gas sales, these expenses increased to 18.8% for the six months ended June 30, 1999 from 13.7% for the six months ended June 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      1999  totaling   $17,986,664  or  125.60%  of  Limited  Partners'  capital
      contributions.


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

      The effects of Y2K are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Partnerships, Samson Investment Company and its affiliates ("Samson"), and their vendors, customers, and business partners, as well as with regulators. The potential risks associated with Y2K for an oil and gas production company fall into three general areas: (i) financial, leasehold and administrative computer systems, (ii) imbedded systems in field process control units, and (iii) third party exposures. As discussed below, General Partner does not believe that these risks will be material to the Partnerships' operations.

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

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of July 15, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. Substantially all of the Y2K upgrades have been completed, with the remainder scheduled to be completed during the 3rd quarter of 1999. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be generally Y2K compliant. Additional patches or software upgrades will be applied no later than September 30, 1999 to complete this process. The costs of all such risk assessments and remediation are not expected to be material to the Partnerships.

      5. Contingency Planning. Notwithstanding the foregoing, should there be significant unanticipated disruptions in Samson's financial and administrative systems, all of the accounting processes that are currently automated will need to be performed manually. Samson has communicated to its management team the importance of having adequate staff available to manually perform necessary functions to minimize disruptions.


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

      With respect to oil and gas production and processing equipment, neither Samson nor the Partnerships operate offshore wells, significant processing plants, or wells with older electronic monitoring systems. As a result, Samson's inventory identified less than 10 applications using imbedded chips. All of these have been tested by the respective vendors and have been found to be Y2K compliant or have been upgraded or replaced.

      Office machines have been tested by Samson and vendors and are believed to be compliant.

      3. Risk Assessment and Remediation. The failure to identify and correct a material Y2K problem in an imbedded system could result in outcomes ranging from errors in data reporting to curtailments or shutdowns in production. As noted above, Samson has identified less than 10 imbedded system applications all of which have been made compliant or replaced. None of these applications are believed to be material to Samson or the Partnerships. Samson believes that sufficient manual processes are available to minimize any field level risk and that there will be no material impact on the Partnerships with respect to these applications.

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

      4. Remediation. Where Samson perceives significant risk of Y2K non-compliance that may have a material impact on it, and where the relationship between Samson and a vendor, customer, or business partner permits, joint testing may be undertaken during the remainder of 1999 to further identify these risks.

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

                           PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the I-B Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the I-C Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the I-D Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the I-E Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the I-F Partnership's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 12, 1999              By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 12, 1999              By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-B's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-C's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-D's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-E's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-F's financial statements as of June 30, 1999 and for the six months ended June 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.