Form 10-Q
period 1999-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP I-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP I-F
filed 1999-11-05
CIK 780200, 791067, 799178, 806613, 811031

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1999


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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999              1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 66,237          $ 20,930
   Accounts receivable:
      Oil and gas sales                           81,868            18,364
      General Partner (Note 2)                         -             6,814
                                                --------          --------
        Total current assets                    $148,105          $ 46,108

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 262,336           275,445

DEFERRED CHARGE                                   74,248            74,248
                                                --------          --------
                                                $484,689          $395,801
                                                ========          ========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $  4,176          $ 24,273
                                                --------          --------
        Total current liabilities               $  4,176          $ 24,273

ACCRUED LIABILITY                               $ 23,490          $ 23,490

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($102,248)        ($107,999)
   Limited Partners, issued and
      outstanding, 11,958 units                  559,271           456,037
                                                --------          --------
        Total Partners' capital                 $457,023          $348,038
                                                --------          --------
                                                $484,689          $395,801
                                                ========          ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999               1998
                                               --------           --------

REVENUES:
   Oil and gas sales                            $154,468           $79,710
   Interest income                                    77               402
                                                --------           -------
                                                $154,545           $80,112

COSTS AND EXPENSES:
   Lease operating                              $ 13,252           $17,317
   Production tax                                 10,257             5,012
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  18,125            17,089
   General and administrative
      (Note 2)                                    12,888            14,042
                                                --------           -------
                                                $ 54,522           $53,460
                                                --------           -------

NET INCOME                                      $100,023           $26,652
                                                ========           =======
GENERAL PARTNER - NET INCOME                    $  5,723           $ 1,996
                                                ========           =======
LIMITED PARTNERS - NET INCOME                   $ 94,300           $24,656
                                                ========           =======
NET INCOME per unit                             $   7.89           $  2.06
                                                ========           =======
UNITS OUTSTANDING                                 11,958            11,958
                                                ========           =======


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999               1998
                                               ---------          ---------

REVENUES:
   Oil and gas sales                            $284,764           $199,910
   Interest income                                   145              1,134
   Loss on sale of oil and gas
      properties                                       -          (     106)
                                                --------           --------
                                                $284,909           $200,938

COSTS AND EXPENSES:
   Lease operating                              $ 53,981           $ 46,326
   Production tax                                 17,944             11,942
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  40,174             39,052
   General and administrative
      (Note 2)                                    48,774             48,009
                                                --------           --------
                                                $160,873           $145,329
                                                --------           --------

NET INCOME                                      $124,036           $ 55,609
                                                ========           ========
GENERAL PARTNER - NET INCOME                    $  7,802           $  4,286
                                                ========           ========
LIMITED PARTNERS - NET INCOME                   $116,234           $ 51,323
                                                ========           ========
NET INCOME per unit                             $   9.72           $   4.29
                                                ========           ========
UNITS OUTSTANDING                                 11,958             11,958
                                                ========           ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-B
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-B
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                 1999               1998
                                               --------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $124,036           $ 55,609
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               40,174             39,052
      Loss on sale of oil and gas
        properties                                    -                106
      (Increase) decrease in accounts
        receivable - oil and gas sales        (  63,504)            24,895
      Decrease in accounts receivable -
        General Partner                           6,814                  -
      Decrease in accounts payable            (  20,097)         (   4,070)
                                               --------           --------
Net cash provided by operating
   activities                                  $ 87,423           $115,592
                                               --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($ 27,321)         ($    105)
   Proceeds from sale of oil and gas
      properties                                    256                  -
                                               --------           --------
Net cash used by investing
   activities                                 ($ 27,065)         ($    105)
                                               --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($ 15,051)         ($140,219)
                                               --------           --------
Net cash used by financing activities         ($ 15,051)         ($140,219)
                                               --------           --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $ 45,307          ($ 24,732)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           20,930             77,028
                                               --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $ 66,237           $ 52,296
                                               ========           ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999              1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 19,825          $ 33,065
   Accounts receivable:
      Oil and gas sales                           99,363            51,790
      General Partner (Note 2)                         -            18,767
                                                --------          --------
        Total current assets                    $119,188          $103,622

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 175,365           175,640

DEFERRED CHARGE                                   80,059            80,059
                                                --------          --------
                                                $374,612          $359,321
                                                ========          ========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $ 12,719          $ 13,520
                                                --------          --------
        Total current liabilities               $ 12,719          $ 13,520

ACCRUED LIABILITY                               $ 12,927          $ 12,927

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($ 93,761)        ($ 96,039)
   Limited Partners, issued and
      outstanding, 8,885 units                   442,727           428,913
                                                --------          --------
        Total Partners' capital                 $348,966          $332,874
                                                --------          --------
                                                $374,612          $359,321
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999             1998
                                              ----------        ---------

REVENUES:
   Oil and gas sales                           $135,754          $95,155
   Interest income                                  185              358
                                               --------          -------
                                               $135,939          $95,513

COSTS AND EXPENSES:
   Lease operating                             $ 40,472          $46,679
   Production tax                                 8,381            6,261
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  6,484            5,342
   General and administrative
      (Note 2)                                   24,547           25,400
                                               --------          -------
                                               $ 79,884          $83,682
                                               --------          -------

NET INCOME                                     $ 56,055          $11,831
                                               ========          =======
GENERAL PARTNER - NET INCOME                   $  3,053          $   788
                                               ========          =======
LIMITED PARTNERS - NET INCOME                  $ 53,002          $11,043
                                               ========          =======
NET INCOME per unit                            $   5.97          $  1.24
                                               ========          =======
UNITS OUTSTANDING                                 8,885            8,885
                                               ========          =======


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ----------        ----------

REVENUES:
   Oil and gas sales                           $324,129          $377,250
   Interest income                                  523             2,348
   Loss on sale of oil and gas
      properties                                      -         (      20)
                                               --------          --------
                                               $324,652          $379,578

COSTS AND EXPENSES:
   Lease operating                             $100,971          $140,610
   Production tax                                18,887            23,337
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 19,568            18,338
   General and administrative
      (Note 2)                                   81,467            80,561
                                               --------          --------
                                               $220,893          $262,846
                                               --------          --------

NET INCOME                                     $103,759          $116,732
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $  5,945          $  6,453
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $ 97,814          $110,279
                                               ========          ========
NET INCOME per unit                            $  11.01          $  12.41
                                               ========          ========
UNITS OUTSTANDING                                 8,885             8,885
                                               ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-C
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-C
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)
                                                  1999               1998
                                               ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $103,759          $116,732
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                19,568            18,338
      Loss on sale of oil and gas
        properties                                     -                20
      (Increase) decrease in accounts
        receivable - oil and gas sales         (  47,573)           69,340
      Decrease in accounts receivable -
        General Partner                           18,767                 -
      Decrease in accounts payable             (     801)        (   6,708)
                                                --------          --------
Net cash provided by operating
   activities                                   $ 93,720          $197,722
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 19,341)         $      -
   Proceeds from sale of oil and
      gas properties                                  48             1,781
                                                --------          --------
Net cash provided (used) by investing
   activities                                  ($ 19,293)         $  1,781
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($ 87,667)        ($302,988)
                                                --------          --------
Net cash used by financing activities          ($ 87,667)        ($302,988)
                                                --------          --------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                 ($ 13,240)        ($103,485)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            33,065           141,699
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 19,825          $ 38,214
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999              1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $181,811          $167,361
   Accounts receivable:
      Oil and gas sales                          173,766           134,477
                                                --------          --------
        Total current assets                    $355,577          $301,838

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                 561,094           605,793

DEFERRED CHARGE                                   66,062            66,062
                                                --------          --------
                                                $982,733          $973,693
                                                ========          ========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                             $  8,199          $  9,270
   Gas imbalance payable                          43,521            43,521
                                                --------          --------
        Total current liabilities               $ 51,720          $ 52,791

ACCRUED LIABILITY                               $ 14,456          $ 14,456

PARTNERS' CAPITAL (DEFICIT):
   General Partner                             ($ 26,199)        ($ 53,161)
   Limited Partners, issued and
      outstanding, 7,195 units                   942,756           959,607
                                                --------          --------
        Total Partners' capital                 $916,557          $906,446
                                                --------          --------
                                                $982,733          $973,693
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ----------        ----------

REVENUES:
   Oil and gas sales                           $250,390          $331,185
   Interest income                                1,544             3,210
   Gain on sale of oil and gas
      properties                                    494             4,186
                                               --------          --------
                                               $252,428          $338,581

COSTS AND EXPENSES:
   Lease operating                             $ 22,130          $ 24,216
   Production tax                                17,028            22,718
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 15,407            20,706
   General and administrative
      (Note 2)                                   20,934            21,655
                                               --------          --------
                                               $ 75,499          $ 89,295
                                               --------          --------

NET INCOME                                     $176,929          $249,286
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 28,465          $ 39,810
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $148,464          $209,476
                                               ========          ========
NET INCOME per unit                            $  20.64          $  29.12
                                               ========          ========
UNITS OUTSTANDING                                 7,195             7,195
                                               ========          ========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                               --------         ----------

REVENUES:
   Oil and gas sales                           $572,783          $  811,567
   Interest income                                4,124               9,298
   Gain on sale of oil and gas
      properties                                    494             259,982
                                               --------          ----------
                                               $577,401          $1,080,847

COSTS AND EXPENSES:
   Lease operating                             $ 75,962          $   81,687
   Production tax                                39,550              54,540
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 45,463              48,294
   General and administrative
      (Note 2)                                   69,490              69,222
                                               --------          ----------
                                               $230,465          $  253,743
                                               --------          ----------

NET INCOME                                     $346,936          $  827,104
                                               ========          ==========
GENERAL PARTNER - NET INCOME                   $ 57,787          $  129,432
                                               ========          ==========
LIMITED PARTNERS - NET INCOME                  $289,149          $  697,672
                                               ========          ==========
NET INCOME per unit                            $  40.19          $    96.97
                                               ========          ==========
UNITS OUTSTANDING                                 7,195               7,195
                                               ========          ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-D
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-D
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                               ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $346,936          $827,104
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                45,463            48,294
      Gain on sale of oil and gas
        properties                             (     494)        ( 259,982)
      (Increase) decrease in accounts
        receivable - oil and gas sales         (  39,289)          142,311
      Decrease in accounts payable             (   1,071)        (  22,946)
                                                --------          --------
Net cash provided by operating
   activities                                   $351,545          $734,781
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($    764)        ($  2,364)
   Proceeds from sale of oil and
      gas properties                                 494           272,824
                                                --------          --------
Net cash provided (used) by
   investing activities                        ($    270)         $270,460
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($336,825)        ($990,251)
                                                --------          --------
Net cash used by financing activities          ($336,825)        ($990,251)
                                                --------          --------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                  $ 14,450          $ 14,990

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           167,361           274,109
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $181,811          $289,099
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999              1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  670,194        $   12,003
   Accounts receivable:
      Oil and gas sales                          810,904           651,445
                                              ----------        ----------
        Total current assets                  $1,481,098        $  663,448

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               3,786,954         4,191,663

DEFERRED CHARGE                                  570,545           570,545
                                              ----------        ----------
                                              $5,838,597        $5,425,656
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   66,608        $  209,486
   Gas imbalance payable                         115,808           115,808
                                              ----------        ----------
        Total current liabilities             $  182,416        $  325,294

ACCRUED LIABILITY                             $  151,490        $  151,490

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($   86,408)      ($  232,100)
   Limited Partners, issued and
      outstanding, 41,839 units                5,591,099         5,180,972
                                              ----------        ----------
        Total Partners' capital               $5,504,691        $4,948,872
                                              ----------        ----------
                                              $5,838,597        $5,425,656
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999             1998
                                               ----------      -----------

REVENUES:
   Oil and gas sales                           $1,252,798      $1,332,007
   Interest income                                  6,275          11,851
   Gain on sale of oil and gas
      properties                                    1,587           9,953
                                               ----------      ----------
                                               $1,260,660      $1,353,811

COSTS AND EXPENSES:
   Lease operating                             $  192,512      $  209,281
   Production tax                                  77,422          96,904
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  155,433         210,621
   General and administrative
      (Note 2)                                    121,723         125,620
                                               ----------      ----------
                                               $  547,090      $  642,426
                                               ----------      ----------

NET INCOME                                     $  713,570      $  711,385
                                               ==========      ==========
GENERAL PARTNER - NET INCOME                   $  127,855      $  134,417
                                               ==========      ==========
LIMITED PARTNERS - NET INCOME                  $  585,715      $  576,968
                                               ==========      ==========
NET INCOME per unit                            $    14.00      $    13.79
                                               ==========      ==========
UNITS OUTSTANDING                                  41,839          41,839
                                               ==========      ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999             1998
                                              -----------      -----------

REVENUES:
   Oil and gas sales                          $2,906,835       $3,424,077
   Interest income                                 9,444           34,150
   Gain on sale of oil and gas
      properties                                   1,587        1,159,004
   Insurance settlement                          675,000                -
                                              ----------       ----------
                                              $3,592,866       $4,617,231

COSTS AND EXPENSES:
   Lease operating                            $  640,242       $  665,420
   Production tax                                187,037          241,843
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 432,075          523,339
   General and administrative
      (Note 2)                                   400,334          398,470
                                              ----------       ----------
                                              $1,659,688       $1,829,072
                                              ----------       ----------

NET INCOME                                    $1,933,178       $2,788,159
                                              ==========       ==========
GENERAL PARTNER - NET INCOME                  $  349,051       $  486,369
                                              ==========       ==========
LIMITED PARTNERS - NET INCOME                 $1,584,127       $2,301,790
                                              ==========       ==========
NET INCOME per unit                           $    37.86       $    55.02
                                              ==========       ==========
UNITS OUTSTANDING                                 41,839           41,839
                                              ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-E
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-E
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,933,178        $2,788,159
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               432,075           523,339
      Gain on sale of oil and gas
        properties                           (     1,587)      ( 1,159,004)
      (Increase) decrease in accounts
        receivable - oil and gas sales       (   159,459)          476,744
      Decrease in accounts receivable -
        other                                          -            69,917
      Decrease in accounts payable           (   142,878)      (   189,112)
                                              ----------        ----------
Net cash provided by operating
   activities                                 $2,061,329        $2,510,043
                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   27,366)       $        -
   Proceeds from sale of oil and
      gas properties                               1,587         1,278,511
                                              ----------        ----------
Net cash provided (used) by
   investing activities                      ($   25,779)       $1,278,511
                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($1,377,359)      ($3,639,630)
                                              ----------        ----------
Net cash used by financing activities        ($1,377,359)      ($3,639,630)
                                              ----------        ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $  658,191        $  148,924

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            12,003           827,775
                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $  670,194        $  976,699
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999              1998
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  158,945        $    5,457
   Accounts receivable:
      Oil and gas sales                          258,091           195,444
                                              ----------        ----------
        Total current assets                  $  417,036        $  200,901

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,194,825         1,311,368

DEFERRED CHARGE                                  346,704           346,704
                                              ----------        ----------
                                              $1,958,565        $1,858,973
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   31,406        $  406,740
   Gas imbalance payable                          38,738            38,738
                                              ----------        ----------
        Total current liabilities             $   70,144        $  445,478

ACCRUED LIABILITY                             $  109,153        $  109,153

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($    4,705)      ($   94,547)
   Limited Partners, issued and
      outstanding, 14,321 units                1,783,973         1,398,889
                                              ----------        ----------
        Total Partners' capital               $1,779,268        $1,304,342
                                              ----------        ----------
                                              $1,958,565        $1,858,973
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999              1998
                                              ----------        ----------

REVENUES:
   Oil and gas sales                           $408,335          $409,569
   Interest income                                1,095             3,065
   Gain on sale of oil and
      gas properties                                546             2,403
                                               --------          --------
                                               $409,976          $415,037

COSTS AND EXPENSES:
   Lease operating                             $100,184          $ 93,294
   Production tax                                22,677            30,034
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 49,917            65,631
   General and administrative
      (Note 2)                                   41,662            42,912
                                               --------          --------
                                               $214,440          $231,871
                                               --------          --------

NET INCOME                                     $195,536          $183,166
                                               ========          ========
GENERAL PARTNER - NET INCOME                   $ 36,154          $ 36,204
                                               ========          ========
LIMITED PARTNERS - NET INCOME                  $159,382          $146,962
                                               ========          ========
NET INCOME per unit                            $  11.13          $  10.26
                                               ========          ========
UNITS OUTSTANDING                                14,321            14,321
                                               ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                 1999               1998
                                             -----------        -----------

REVENUES:
   Oil and gas sales                         $  919,529          $1,096,504
   Interest income                                1,856              10,784
   Gain on sale of oil and
      gas properties                                546             335,669
   Insurance settlement                         472,500                   -
                                             ----------          ----------
                                             $1,394,431          $1,442,957

COSTS AND EXPENSES:
   Lease operating                           $  277,636          $  309,400
   Production tax                                53,848              74,424
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                134,083             161,523
   General and administrative
      (Note 2)                                  137,597             136,788
                                             ----------          ----------
                                             $  603,164          $  682,135
                                             ----------          ----------

NET INCOME                                   $  791,267          $  760,822
                                             ==========          ==========
GENERAL PARTNER - NET INCOME                 $  137,183          $  135,119
                                             ==========          ==========
LIMITED PARTNERS - NET INCOME                $  654,084          $  625,703
                                             ==========          ==========
NET INCOME per unit                          $    45.67          $    43.69
                                             ==========          ==========
UNITS OUTSTANDING                                14,321              14,321
                                             ==========          ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                   GEODYNE ENERGY INCOME LIMITED PARTNERSHIP I-F
               GEODYNE ENERGY INCOME PRODUCTION PARTNERSHIP I-F
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                1999               1998
                                              --------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $791,267          $  760,822
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                             134,083             161,523
      Gain on sale of oil and gas
        properties                           (     546)        (   335,669)
      (Increase) decrease in accounts
        receivable - oil and gas sales       (  62,647)            146,457
      Decrease in accounts receivable -
        other                                        -              48,942
      Decrease in accounts payable           ( 375,334)        (    20,861)
                                              --------          ----------
Net cash provided by operating
   activities                                 $486,823          $  761,214
                                              --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 18,998)        ($    4,488)
   Proceeds from sale of oil and
      gas properties                             2,004             438,200
                                              --------          ----------
Net cash provided (used) by
   investing activities                      ($ 16,994)         $  433,712
                                              --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($316,341)        ($1,166,438)
                                              --------          ----------
Net cash used by financing activities        ($316,341)        ($1,166,438)
                                              --------          ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $153,488          $   28,488

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           5,457             251,220
                                              --------          ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $158,945          $  279,708
                                              ========          ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

             GEODYNE ENERGY INCOME PROGRAM I LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 1999, combined statements of operations for the three and nine months ended September 30, 1999 and 1998, and combined statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 1999, the combined results of operations for the three and nine months ended September 30, 1999 and 1998, and the combined cash flows for the nine months ended September 30, 1999 and 1998.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' partnership agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-B                  $1,575                   $ 11,313
               I-C                   1,165                     23,382
               I-D                     948                     19,986
               I-E                   5,503                    116,220
               I-F                   1,882                     39,780

      During the nine months ended September 30, 1999 the following payments were made to the General Partner or its affiliates by the Partnerships:

                                 Direct General          Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               I-B                  $14,835                  $ 33,939
               I-C                   11,321                    70,146
               I-D                    9,532                    59,958
               I-E                   51,674                   348,660
               I-F                   18,257                   119,340

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 1999 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      During the nine months ended September 30, 1999, the I-B and I-C Partnerships invested approximately $27,000 and $5,000, respectively, in the recompletion of the Unit 30-11 #1 well located in Jefferson Davis County, Mississippi in order to improve the recovery of reserves. This recompletion was successful. The I-B and I-C Partnerships own 2.5% and 0.5% working interests, respectively, in this well.

      During the nine months ended September 30, 1999, the I-C Partnership invested approximately $14,000 in the recompletion of the Ross Draw Unit #10 well located in Eddy County, New Mexico in order to improve recovery of reserves. This recompletion was successful. The I-C Partnership owns a 5.8% working interest in this well.

      In August 1999, the I-E and I-F Partnerships received insurance settlement proceeds of $675,000 and $472,500, respectively, for the costs incurred to drill the State Lease 8191 No. 4 well in St. Bernard Parish, Louisiana for the purpose of relieving pressure in another well which suffered a blowout during a workover attempt. This new well was completed as a producing gas well in 1998. These amounts were included in the Partnerships' August 1999 cash distributions.

      Pursuant to the terms of the Partnership Agreements, the Partnerships will terminate on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has elected to extend the term of the I-D, I-E, and I-F Partnerships for the first two year extension period. With respect to the I-B and I-C Partnerships, the General Partner has elected to let these Partnerships terminate on December 31, 1999 pursuant to the terms of their Partnership Agreements.

      The dissolution of the I-B and I-C Partnerships (the "Terminating Partnerships") will be effective on December 31, 1999. Pursuant to the terms of the Partnership Agreements, the Terminating Partnerships will then be liquidated. The liquidation procedures under the Partnership Agreements provide that the General Partner will sell the Terminating Partnerships' properties and, in accordance therewith, attempt to obtain the best price available for such properties. Pending such sales, the General Partner will continue to manage the Terminating Partnerships' properties. It is currently anticipated that the Terminating Partnerships' properties will be sold during the first quarter of 2000 at an EBCO Auction tentatively scheduled to be held in Oklahoma City, Oklahoma.

      Gain or loss realized on the sale of the Terminating Partnerships' assets will be credited to (in the case of gain) or charged against (in the case of loss) each Partners' capital account to the extent allocable under the Partnership Agreement. In settling the Partners' accounts upon dissolution, the assets of the Terminating Partnership will be paid out as follows: (i) to third party creditors; (ii) to the General Partner for any expenses of the Terminating Partnership paid by or payable to it to the extent it is entitled to reimbursement under the Partnership Agreement;
      (iii) to all of the Limited Partners in the amount equivalent to the amount of their positive capital account balances (as adjusted pursuant to the Partnership Agreement) on the date of distribution; (iv) to the General Partner in the amount equivalent to the amount of its positive capital account balance (as adjusted) on the date of distribution; and (v) the balance shall be paid to the

      Limited Partners and General Partner in the same percentage interests as cash distributions are payable under the Partnership Agreement. In addition, in the event that, following the final distribution, the General Partner has a deficit balance in its capital account balance, it shall contribute cash to the Terminating Partnership necessary to eliminate the deficit balance, which amount would be distributed to the other Partners to the extent of their remaining positive capital account balances.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Partnerships' revenues is the prices received for the sale of oil and gas. Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices in 1998 and early 1999 were at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Oil prices have since rebounded primarily due to a decrease in the global oil surplus as a result of production curtailments by several major oil producing nations. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or
      (iii) decrease.

      I-B PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1999             1998
                                                  --------         -------
      Oil and gas sales                           $154,468         $79,710
      Oil and gas production expenses             $ 23,509         $22,329
      Barrels produced                                 545             259
      Mcf produced                                  59,595          43,023
      Average price/Bbl                           $  15.75         $ 13.05
      Average price/Mcf                           $   2.45         $  1.77

      As shown in the table above, total oil and gas sales increased $74,758 (93.8%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $29,000 was related to an increase in volumes of gas sold and approximately $40,000 was related to an increase in the average price of gas sold. Volumes of oil and gas sold increased 286 barrels and 16,572 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The increase in volumes of gas sold was primarily due to (i) the successful completion of one well in late 1998 and another two wells in early 1999, (ii) successful workovers performed during late 1998 and early 1999 on two wells in order to improve the recovery of reserves, and (iii) the successful recompletion of one significant well during 1999 in order to improve the recovery of reserves. These increases were partially offset by a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1998. The I-B Partnership has an overriding royalty interest in each of the new wells. Average oil and gas prices increased to $15.75 per barrel and $2.45 per Mcf, respectively, for the three months ended September 30, 1999 from $13.05 per barrel and $1.77 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $1,180 (5.3%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales, which increase was partially offset by a decrease in repair and maintenance expenses on several wells during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 15.2% for the three months ended

      September 30, 1999 from 28.0% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,036 (6.1%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 11.7% for the three months ended September 30, 1999 from 21.4% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,154 (8.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 8.3% for the three months ended September 30, 1999 from 17.6% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   1999              1998
                                                 --------          --------
      Oil and gas sales                          $284,764          $199,910
      Oil and gas production expenses            $ 71,925          $ 58,268
      Barrels produced                              1,552               995
      Mcf produced                                130,020            95,902
      Average price/Bbl                          $  13.63          $  13.14
      Average price/Mcf                          $   2.03          $   1.95

      As shown in the table above, total oil and gas sales increased $84,854 (42.4%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this increase, approximately $66,000 was related to an increase in volumes of gas sold and approximately $10,000 was related to an increase in the average price of gas sold. Volumes of oil and gas sold increased 557 barrels and 34,118 Mcf, respectively, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase in volumes of gas sold was primarily due to (i) the successful completion of one well in late 1998 and another two wells in early 1999 and (ii) successful workovers performed during late 1998 and early 1999 on two wells in order to improve the recovery of reserves, which increases were partially offset by a positive prior period volume adjustment made by the purchaser on one significant well during the nine months ended September 30, 1998. The I-B Partnership has an overriding royalty interest in each of the new wells. Average oil and gas prices increased to $13.63 per barrel and $2.03 per Mcf, respectively, for the nine months ended September 30, 1999 from $13.14 per barrel and $1.95 per Mcf, respectively, for the nine months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $13,657 (23.4%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This increase was primarily due to workover expenses incurred on one significant well during the nine months ended September 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 25.3% for the nine months ended September 30, 1999 from 29.1% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,122 (2.9%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, this expense decreased to 14.1% for the nine months ended September 30, 1999 from 19.5% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses increased $765 (1.6%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 17.1% for the nine months ended September 30, 1999 from 24.0% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1999 totaling $6,740,527 or 56.37% of Limited Partners' capital contributions.

      I-C PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1999             1998
                                                  --------         -------
      Oil and gas sales                           $135,754         $95,155
      Oil and gas production expenses             $ 48,853         $52,940
      Barrels produced                               3,667           3,483
      Mcf produced                                  25,449          26,940
      Average price/Bbl                           $  18.14         $ 12.19
      Average price/Mcf                           $   2.72         $  1.96

      As shown in the table above, total oil and gas sales increased $40,599 (42.7%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $22,000 and $19,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil sold increased 184 barrels, while volumes of gas sold decreased 1,491 Mcf for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to production difficulties on one significant well during the three months ended September 30, 1999. This decrease was partially offset by new production on four wells successfully completed during 1999 in which the I-C Partnership has an overriding royalty interest. Average oil and gas prices increased to $18.14 per barrel and $2.72 per Mcf, respectively, for the three months ended September 30, 1999 from $12.19 per barrel and $1.96 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $4,087 (7.7%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to subsurface repair and maintenance expenses incurred on one well during the three months ended September 30, 1998. This decrease was partially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 36.0% for the three months ended September 30, 1999 from 55.6% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,142 (21.4%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase was primarily due to downward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 4.8% for the three months ended September 30, 1999 from 5.6% for the three months ended September 30, 1998. This decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $853 (3.4%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 18.1% for the three months ended September 30, 1999 from 26.7% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   1999              1998
                                                 --------          --------
      Oil and gas sales                          $324,129          $377,250
      Oil and gas production expenses            $119,858          $163,947
      Barrels produced                             11,285            10,865
      Mcf produced                                 75,472            99,032
      Average price/Bbl                          $  14.55          $  12.37
      Average price/Mcf                          $   2.12          $   2.45

      As shown in the table above, total oil and gas sales decreased $53,121 (14.1%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $58,000 was related to a decrease in volumes of gas sold and approximately $25,000 was related to a decrease in the average price of gas sold. These decreases were partially offset by an increase of approximately $25,000 related to an increase in the average price of oil sold. Volumes of oil sold increased 420 barrels, while volumes of gas sold decreased 23,560 Mcf for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to production difficulties on one significant well during the nine months ended September 30, 1999. This decrease was partially offset by new production on four wells successfully completed during 1999 in which the I-C Partnership has an overriding royalty interest. Average oil prices increased to $14.55 per barrel for the nine months ended September 30, 1999 from $12.37 per barrel for the nine months ended September 30, 1998. Average gas prices decreased to $2.12 per Mcf for the nine months ended September 30, 1999 from $2.45 per Mcf for the nine months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $44,089 (26.9%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) repair and maintenance expenses incurred on two significant wells during the nine months ended September 30, 1998 and (ii) a negative adjustment of prior period lease operating expenses made by the operator on one significant well during the nine months ended September 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 37.0% for the nine months ended September 30, 1999 from 43.5% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,230 (6.7%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This increase was primarily due to downward revisions in the estimates of remaining oil and gas reserves at December 31, 1998. This increase was partially offset by a decrease in depreciation, depletion, and amortization primarily due to the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 6.0% for the nine months ended September 30, 1999 from 4.9% for the nine months ended September 30, 1998. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $906 (1.1%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 25.1% for the nine months ended September 30, 1999 from 21.4% for the nine months ended September 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1999 totaling $8,295,300 or 93.36% of Limited Partners' capital contributions.

      I-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $250,390         $331,185
      Oil and gas production expenses             $ 39,158         $ 46,934
      Barrels produced                               2,577            2,497
      Mcf produced                                  82,545          155,204
      Average price/Bbl                           $  17.61         $  12.20
      Average price/Mcf                           $   2.48         $   1.94

      As shown in the table above, total oil and gas sales decreased $80,795 (24.4%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this decrease, approximately $141,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by increases of approximately $14,000 and $45,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil sold increased 80 barrels, while volumes of gas sold decreased 72,659 Mcf for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the operators on two significant wells during the three months ended September 30, 1998 and (ii) production difficulties on one significant well during the three months ended September 30, 1999. Average oil and gas prices increased to $17.61 per barrel and $2.48 per Mcf, respectively, for the three months ended September 30, 1999 from $12.20 per barrel and $1.94 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,776 (16.6%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 15.6% for the three months ended September 30, 1999 from 14.2% for the three months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,299 (25.6%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 6.2% for the three months ended September 30, 1999 from 6.3% for the three months ended September 30, 1998.

      General and administrative expenses decreased $721 (3.3%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 8.4% for the three months ended September 30, 1999 from 6.5% for the three months ended September 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $572,783         $811,567
      Oil and gas production expenses             $115,512         $136,227
      Barrels produced                               7,386            8,830
      Mcf produced                                 234,026          343,955
      Average price/Bbl                           $  14.10         $  12.94
      Average price/Mcf                           $   2.00         $   2.03

      As shown in the table above, total oil and gas sales decreased $238,784 (29.4%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $223,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 1,444 barrels and 109,929 Mcf, respectively, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in volumes of oil sold was primarily due to production difficulties on one significant well during the nine months ended September 30, 1999. The decrease in volumes of gas sold was primarily due to (i) production difficulties on one significant well during the nine months ended September 30, 1999, (ii) positive prior period volume adjustments made by the operators on two significant wells during the nine months ended September 30, 1998, and (iii) the sale of several wells during 1998. Average oil prices increased to $14.10 per barrel for the nine months ended September 30, 1999 from $12.94 per barrel for the nine months ended September 30, 1998. Average gas prices decreased to $2.00 per Mcf for the nine months ended

      September 30, 1999 from $2.03 per Mcf for the nine months ended September 30, 1998.

      The I-D Partnership sold certain oil and gas properties during the nine months ended September 30, 1999 and recognized a $494 gain on such sales. Sales of oil and gas properties during the nine months ended September 30, 1998 resulted in the I-D Partnership recognizing similar gains of $259,982.

      Oil and gas production expenses decreased $20,715 (15.2%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and
      (ii) a negative adjustment of prior period lease operating expenses made by the operator on one significant well during the nine months ended September 30, 1999. These decreases were partially offset by workover expenses incurred on several wells during the nine months ended September 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 20.2% for the nine months ended September 30, 1999 from 16.8% for the nine months ended September 30, 1998. This percentage increase was primarily due to the workover expenses incurred during 1999.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,831 (5.9%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, this expense increased to 7.9% for the nine months ended September 30, 1999 from 6.0% for the nine months ended September 30, 1998.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 12.1% for the nine months ended September 30, 1999 from 8.5% for the nine months ended September 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1999 totaling $14,314,175 or 198.95% of Limited Partners' capital contributions.

      I-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   1999             1998
                                                ----------       ----------
      Oil and gas sales                         $1,252,798       $1,332,007
      Oil and gas production expenses           $  269,934       $  306,185
      Barrels produced                              13,360           15,123
      Mcf produced                                 411,175          623,229
      Average price/Bbl                         $    19.65       $    10.56
      Average price/Mcf                         $     2.41       $     1.88

      As shown in the table above, total oil and gas sales decreased $79,209 (5.9%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this decrease, approximately $18,000 and $399,000, respectively, were related to decreases in volumes of oil and gas sold, which decreases were partially offset by increases of approximately $121,000 and $217,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 1,763 barrels and 212,054 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease in volumes of oil sold was primarily due to a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1999 and normal declines in production. The decrease in volumes of gas sold was primarily due to positive prior period volume adjustments made by the purchasers on several wells during the three months ended September 30, 1998. Average oil and gas prices increased to $19.65 per barrel and $2.41 per Mcf, respectively, for the three months ended September 30, 1999 from $10.56 per barrel and $1.88 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $36,251 (11.8%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) positive adjustments of prior period lease operating expenses made by the operators on several wells during the three months ended September 30, 1998, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and
      (iii) a negative adjustment of prior period production taxes made by the purchaser on one significant well during the three months ended September 30, 1999. These decreases were partially offset by (i) workover expenses incurred on two wells during the three months ended

      September 30, 1999 in order to improve the recovery of reserves and (ii) a negative adjustment of prior period lease operating expenses made by the operator on another significant well during the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 21.5% for the three months ended September 30, 1999 from 23.0% for the three months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $55,188 (26.2%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 12.4% for the three months ended September 30, 1999 from 15.8% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $3,897 (3.1%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 9.7% for the three months ended September 30, 1999 from 9.4% for the three months ended September 30, 1998.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Nine Months Ended September 30,
                                              ------------------------------
                                                   1999             1998
                                                ----------       ----------
      Oil and gas sales                         $2,906,835       $3,424,077
      Oil and gas production expenses           $  827,279       $  907,263
      Barrels produced                              44,371           48,982
      Mcf produced                               1,162,880        1,480,138
      Average price/Bbl                         $    14.71       $    12.35
      Average price/Mcf                         $     1.94       $     1.90

      As shown in the table above, total oil and gas sales decreased $517,242 (15.1%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $57,000 and $604,000, respectively, were related to decreases in volumes of oil and gas sold, which decreases were partially offset by increases of approximately $105,000 and $39,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 4,611 barrels and 317,258 Mcf, respectively, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on several wells during the nine months ended September 30, 1998 and (ii) the sale of several wells during 1998. Average oil and gas prices increased to $14.71 per barrel and $1.94 per Mcf, respectively, for the nine months ended September 30, 1999 from $12.35 per barrel and $1.90 per Mcf, respectively, for the nine months ended September 30, 1998.

      The I-E Partnership sold certain oil and gas properties during the nine months ended September 30, 1999 and recognized a $1,587 gain on such sales. Sales during the nine months ended September 30, 1998 resulted in the I-E Partnership recognizing similar gains totaling $1,159,004.

      As discussed in Liquidity and Capital Resources above, the I-E Partnership recognized an insurance settlement in the amount of $675,000 during the nine months ended September 30, 1999. No similar settlements occurred during the nine months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $79,984 (8.8%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 28.5% for the nine months ended September 30, 1999 from 26.5% for the nine months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $91,264 (17.4%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 14.9% for the nine months ended September 30, 1999 from 15.3% for the nine months ended September 30, 1998.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 13.8% for the nine months ended September 30, 1999 from 11.6% for the nine months ended September 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1999 totaling $54,842,552 or 131.08% of Limited Partners' capital contributions.

      I-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1999             1998
                                                  --------         --------
      Oil and gas sales                           $408,335         $409,569
      Oil and gas production expenses             $122,861         $123,328
      Barrels produced                               6,158            6,899
      Mcf produced                                 113,037          176,166
      Average price/Bbl                           $  19.40         $  10.59
      Average price/Mcf                           $   2.56         $   1.91

      As shown in the table above, total oil and gas sales decreased $1,234 (0.3%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this decrease, approximately $8,000 and $120,000, respectively, were related to decreases in volumes of oil and gas sold, which decreases were partially offset by increases of approximately $54,000 and $73,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 741 barrels and 63,129 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease in volumes of oil sold was primarily due to a negative prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 1999 and normal declines in production. The decrease in volumes of gas sold was primarily due to positive prior period volume adjustments made by the purchasers on several wells during the three months ended September 30, 1998. Average oil and gas prices increased to $19.40 per barrel and $2.56 per Mcf, respectively, for the three months ended September 30, 1999 from $10.59 per barrel and $1.91 per Mcf, respectively, for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $467 (0.4%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) positive adjustments of prior period lease operating expenses made by the operators on several wells during the three months ended September 30, 1998, (ii) a decrease in production taxes associated with the decrease in oil and gas sales, and
      (iii) a negative adjustment of prior period production taxes made by the purchaser on one significant well during the three months ended September 30, 1999. These decreases were substantially offset by workover expenses incurred on two wells during the three months ended September 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses remained constant at 30.1% for the three months ended September 30, 1999 and 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $15,714 (23.9%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 12.2% for the three months ended September 30, 1999 from 16.0% for the three months ended September 30, 1998. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $1,250 (2.9%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to 10.2% for the three months ended September 30, 1999 from 10.5% for the three months ended September 30, 1998.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                    1999            1998
                                                  --------       ----------
      Oil and gas sales                           $919,529       $1,096,504
      Oil and gas production expenses             $331,484       $  383,824
      Barrels produced                              21,118           23,093
      Mcf produced                                 296,248          396,874
      Average price/Bbl                           $  14.65       $    12.50
      Average price/Mcf                           $   2.06       $     2.04

      As shown in the table above, total oil and gas sales decreased $176,975 (16.1%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $25,000 and $205,000, respectively, were related to decreases in volumes of oil and gas sold, which decreases were partially offset by an increase of approximately $45,000 related to an increase in the average price of oil sold. Volumes of oil and gas sold decreased 1,975 barrels and 100,626 Mcf, respectively, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on several wells during the nine months ended September 30, 1998 and (ii) the sale of several wells during 1998. Average oil and gas prices increased to $14.65 per barrel and $2.06 per Mcf, respectively, for the nine months ended September 30, 1999 from $12.50 per barrel and $2.04 per Mcf, respectively, for the nine months ended September 30, 1998.

      The I-F Partnership sold certain oil and gas properties during the nine months ended September 30, 1999 and recognized a $546 gain on such sales. Sales during the nine months ended September 30, 1998 resulted in the I-F Partnership recognizing similar gains totaling $335,669.

      As discussed in Liquidity and Capital Resources above, the I-F Partnership recognized an insurance settlement in the amount of $472,500 during the nine months ended September 30, 1999. No similar settlements occurred during the nine months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $52,340 (13.6%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) workover expenses incurred on one significant well during the nine months ended September 30, 1998 in order to improve the recovery of reserves, (ii) positive adjustments of prior period lease operating expenses made by the operator on several wells during the nine months ended September 30, 1998, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 36.0% for the nine months ended September 30, 1999 from 35.0% for the nine months ended September 30, 1998.

      Depreciation, depletion, and amortization of oil and gas properties decreased $27,440 (17.0%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense remained relatively constant at 14.6% for the nine months ended September 30, 1999 and 14.7% for the nine months ended September 30, 1998.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 15.0% for the nine months ended September 30, 1999 from 12.5% for the nine months ended September 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 1999 totaling $18,255,664 or 127.48% of Limited Partners' capital contributions.

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

      The Partnerships rely on Samson to provide all of their operational and administrative services on either a direct or indirect basis. Samson has addressed each of the three Y2K areas discussed above through a readiness process that:

      1.    increased the awareness of the issue among key employees;
      2.    identified areas of potential risk;
      3. assessed the relative impact of these risks and Samson's ability to manage them; and
      4.    remediated the risks on a priority basis wherever possible.

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of November 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. All of the Y2K upgrades have been completed. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be currently Y2K compliant. The costs of all such risk assessments and remediation were not material to the Partnerships.

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

      4. Remediation. Where Samson perceived a significant risk of Y2K non-compliance by banks and other significant vendors that would have had a material impact on Samson's business, Samson undertook joint testing during 1999, and any identified problems have been resolved.

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

                           PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1 Financial Data Schedule containing summary financial information extracted from the I-B Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

      27.2 Financial Data Schedule containing summary financial information extracted from the I-C Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

      27.3 Financial Data Schedule containing summary financial information extracted from the I-D Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

      27.4 Financial Data Schedule containing summary financial information extracted from the I-E Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

      27.5 Financial Data Schedule containing summary financial information extracted from the I-F Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

                        All other exhibits are omitted as inapplicable.

      (b)   Reports on From 8-K.

            Current Report on Form 8-K filed during the third quarter of 1999:

            Date of Event:                      September 27, 1999
            Date filed with the SEC:            September 28, 1999
            Items Included:                     Item 5 - Other Events
                                                Item 7 - Exhibits

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

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  November 5, 1999      By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 5, 1999      By:      /s/Patrick M. Hall
                                       --------------------------------
                                            (Signature)
                                            Patrick M. Hall
                                            Principal Accounting Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-B's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-C's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.3 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-D's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.4 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-E's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

27.5 Financial Data Schedule containing summary financial information extracted from the Geodyne Energy Income Limited Partnership I-F's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.